Form 10-Q
period 2007-06-30
InterAmerican Acquisition Group Inc
filed 2007-10-25
CIK 1328494

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______ to ________.

Commission File Number: 000-51510

InterAmerican Acquisition Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2828369
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2918 Fifth Avenue South, Suite 209
San Diego, California  92103
(Address of Principal Executive Offices including zip code)

(619) 298-9883
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒      No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act). Yes    ☐      No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☒      No    ☐

There were 1,250,000 shares of the Registrant’s Common Stock issued and outstanding on June 30, 2007.

InterAmerican Acquisition Group Inc.
(a development stage enterprise)

CONTENTS

            Page

Part I: Financial information:1

Item I - Financial Statements:                                                        1

Condensed Balance Sheet of June 30, 2007 (Unaudited) and December 31, 2006                            1

Condensed Statement of Operations for the Periods ended                                                                                                                2
June 30, 2007 (Unaudited) and 2006

        Condensed Statement of Stockholders’ Equity for the Period May 10, 2005 (inception)                        3
        to June 30, 2007 (Unaudited)

Condensed Statement of Cash Flows for the Periods ended                                                                                                               4
June 30, 2007 (Unaudited) And 2006

Notes to Unaudited Condensed Financial Statements                                                                                                                          5

    Item2 - Management’s Discussion and Analysis of Financial Condition and                               8
                  Results of Operations

    Item 3 – Quantitative and Qualitative Disclosures about Market Risk                                  10

    Item 4 - Controls and Procedures                                                                                                                                                  11

Part II: Other Information                                                                                                                                                            11

    Item 1 – Legal Proceedings                                                                                                                                                    11

    Item 2-  Unregistered Sales of Equity Securities and Use of Proceeds                                        11

    Item 3 - Defaults on Senior Securities                                                                                                                                               11

    Item 4 – Submission of Matters to a Vote of Security Holders                                         11

    Item 5 – Other Information                                                                  12

            Item 6 -  Exhibits                                                                                                                                                            12

Signatures                                                                                13

Certifications                                                                           14

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Balance Sheet

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash	$888	$440
Other	15,000	-
Total Current Assets	15,888	440

Other Assets, Deferred Offering Costs	803,651	741,533

Total Assets	$819,539	$741,973

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable and Accrued Expenses	$634,193	$588,855
Amounts due to officers and directors for offering-related expenses	59,110	59,110
Note Payable	140,500	105,000

Total Liabilities	833,803	752,965

Stockholders’ Deficiency
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 90,000,000 shares
Issued and outstanding 1,250,000 shares	125	125
Additional paid-in capital	14,875	14,875
Deficit accumulated during the development stage	(29,264)	(25,992)

Total Stockholders' equity	(14,264)	(10,992)

Total Liabilities and Stockholders’ Deficiency	$819,539	$741,973

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Operations
(Unaudited except as noted)

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006 (Audited)	June 30, 2007	June 30, 2006	May 10, 2005 (Inception) to June 30, 2007

Revenues
Revenues from operations	$-	$-	$-	$-	$-

Expenses
Formation costs	-				4,775
Other Expenses	27	2,587	10	2,570	13,479
Interest Expense	3,245	2,232	1,641	1,123	11,010

Total Expenses	3,272	4,819	1,651	3,693	29,264

Net loss for the period	$(3,272)	$(4,819)	$(1,651)	$(3,693)	$(29,264)

Weighted average shares outstanding	1,250,000	1,250,000	1,250,000	1,250,000	1,250,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Stockholders’ Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through June 30, 2007

				Deficit
				Accumulated
	Common Stock		Additional	During the	Stockholders'
	Shares	Amount	paid-in capital	Development Stage	Equity (Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss	-	-	-	(11,148)	(11,148)

Balance at Dec 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss	-	-	-	(14,844)	(14,844)

Balance at Dec 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Unaudited
Net Loss	-	-	-	(3,272)	(3,272)

Balance at June 30, 2007	1,250,000	$125	$14,875	$(29,264)	$(14,264)

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Cash Flows

	Six Months Ended
	June 30, 2007 (Unaudited)	June 30, 2006 (Audited)	May 10, 2005 (Inception) June 30, 2007 (Unaudited)

Cash flow from operating activities
Net loss	$(3,272)	$(4,819)	$(29,264)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in other current assets	(15,000)	-	(15,000)
Increase (decrease) in accounts payable and accrued expenses	(2,780)	105	16,310

Net cash used in operating activities	(21,052)	(4,714)	(27,954)

Cash flows from financing activities
Proceeds from notes payable, InterAmerican Advisors, LLC	35,500	-	140,500
Payment of costs of proposed public offering	(14,000)	(137)	(126,658)
Proceeds from sale of shares of common stock	-	-	15,000

Net cash provided (used in) by financing activities	21,500	(137)	28,842

Net Increase/(decrease) in cash	448	(4,851)	888
Cash at beginning of period	440	9,216	-
Cash at end of period	$888	4,365	$888

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$48,118	126,655	$676,993

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Condensed Financial Statements (Unaudited)
June 30, 2007

1.        Basis of Presentation, Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of InterAmerican Acquisition Group Inc. (the ‘‘Company’’)  at June 30, 2007 for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007, and for the period from May 10, 2005 (inception) to June 30, 2007 (cumulative), are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations for the three months ended June 30, 2007 and 2006 and its operations and cash flows for the six months ended June 30, 2007, and for the period from May 10, 2005 (inception) to June 30, 2007 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The condensed balance sheet at December 31, 2006 and condensed statements of operations and cash flows for the six months ended June 30, 2006 have been derived from audited financial statements.

Organization and Proposed Business Operations

The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business. At June 30, 2007, the Company had neither engaged in any operations nor generated any revenue.  All activity through June 30, 2007 relates to the Company’s formation and the proposed public offering described below.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective  September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 3). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the Offering of units, consisting of one share of the Company’s common stock and one redeemable common stock purchase warrant (the“Units”) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial merger, acquisition, asset purchase or other such transaction (a “Business Combination”) with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a trust account (the “Trust Account”), and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all third parties the Company engages for services rendered to it or products sold to it (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s two executive officers, William Morro and Dr. Richard Sinkin have severally (but not jointly) agreed that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to the Company or products sold to the Company (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the Trust Account, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the Trust Account and only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against the Company for some unforeseen event, claims against the Company brought by a target business for breach of contract, or breach of a confidentiality agreement with a potential target. The Company will bring an action against either of its executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to the Company in the director and officer questionnaires provided to the Company in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), the Company currently believes that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, the Company has not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the Company’s public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and interest earned on the trust account up to a maximum amount of $950,000 that will be released to the Company to fund its working capital), due to claims of such creditors. The remaining net proceeds (not held in the Trust Account) and interest income earned on the funds in the Trust Account of up to $950,000, after tax, may be released to the Company upon demand and may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and special advisors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,250,000 founding shares of common stock (as well as any shares included in units purchased in the Offering or in the aftermarket) in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account (inclusive of the funds held in the trust account for the benefit of the underwriters, but exclusive of the proceeds from management’s warrant purchase obligation and net of taxes payable and interest earned up to a maximum amount of $950,000 that will be released from the trust account to meet working capital needs), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination.   Therefore, a portion of the net proceeds from the Offering (19.99% of the amount placed in the Trust Account) will be classified as common stock subject to possible conversion.

The Company’s amended and restated certificate of incorporation provides for the liquidation of the Trust Account as part of any plan of dissolution and distribution of the Company, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, nor can the certificate of incorporation be amended without the affirmative vote of 95% of the shares sold in the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the  Offering (assuming no value is attributed to the Warrants, as defined below, contained in the Units issued in the Offering discussed in Note 3).

On December 7, 2005, the Company effected a 2-for-5 reverse stock split of its shares of common stock. On April 26, 2006, the Company effected a 1.25-for-1 stock split of its shares of common stock. On May 26, 2006, the Company effected a 1.44-for-1 stock split of its shares of common stock. On June 27, 2007, the Company effected a 1-for-2.16 reverse stock split of its shares of common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect these transactions.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $8,837 and $9,950 at December 31, 2006 and June 30, 2007, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2006 and June 30, 2007.  The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured (FDIC) limits. The Company has not experienced any losses on these accounts.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes,’’ an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our condensed financial condition or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Deferred Offering Costs

Deferred offering costs consist of legal, underwriting, accounting and other fees incurred through the balance sheet dates that are directly related to the Offering and were charged to stockholders’ equity (deficiency) upon the consummation of the Offering.

3.	Public Offering

        The Company sold 5,750,000 Units at an offering price of $8.00 per Unit (750,000 of which Units were sold in connection with the underwriters’ exercise of their over-allotment option).  Each “Unit” consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering.  The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is a t least $10.00 per share for any 20 trading days within a 30-day period ending on the third day prior to the date on which notice of redemption is given.  The Company agreed to pay the underwriters in the Offering an underwriting discount of 6% of the gross proceeds of the offering and a non-accountable expense allowance of 2% of the gross proceeds  of the Offering (excluding any over-allotment option proceeds).  However, the underwriters have agreed that, of this amount, 4.5% of the gross proceeds of the Offering will not be paid unless and until the Company completes an initial Business Combination and has waived its rights to receive such payment upon the Company’s liquidation if the Company is unable to complete an initial Business Combination.

        The Company will use its best efforts to cause a registration statement to become effective on or prior to the commencement of the Warrant exercise period and to maintain the effectiveness of such registration statement until the expiration of the Warrants.  If the Company is unable to maintain the effectiveness of such registration statement until the expiration of the Warrants, and therefore is unable to deliver registered shares, the Company will not be required to net cash settle the Warrants and the Warrants may become worthless.

4.	Account Payable and Accrued Expenses

Account payable and accrued expenses consist of the following components as of December 31, 2006 and June 30, 2007:

	December 31, 2006	June 30, 2007

Other amounts due or accrued for offering-related expenses	$569, 765	$578,925
Other	19,090	16,311
Total	$595,235	$595,235

5.	Notes Payable, InterAmerican Advisors, LLC

The Company issued a $75,000 unsecured promissory note to InterAmerican Advisors, LLC (‘‘InterAmerican’’), an affiliate of certain of its Initial Stockholders, on May 27, 2005, issued a $15,000 unsecured promissory note to InterAmerican on July 6, 2006, issued an additional $15,000 unsecured promissory note to InterAmerican on November 6, 2006, issued an additional $6,500 unsecured promissory note to InterAmerican on March 1, 2007 and issued an additional $29,000 unsecured promissory note to InterAmerican on June 25, 2007. In accordance with their terms, the notes were repaid in full on September 10, 2007 together with interest at the rate of 6% per annum from the date of issue

6.	Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering.

Pursuant to letter agreements dated June 27, 2007 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Immediately prior to the consummation of the Offering on September 10, 2007, Sintrim Capital Corporation, an affiliate of InterAmerican Capital Partners II LLC, an entity wholly-owned by certain of the Company’s executive officers, together with one of the Company’s special advisors, purchased $1,500,000 of warrants from the Company at a purchase price of $1.50 per warrant, each to purchase one share of the Company’s common stock. Sintrim Capital Corp and one of the Company’s special advisors have further agreed that the warrants purchased by them pursuant to this agreement will not be sold or transferred, except to one or more affiliates, until after the Company has completed a business combination. The proceeds from the sale of the warrants was deposited into the Trust Account and is part of the amount payable to the Public Stockholders in the event of the liquidation of the Trust Account as part of the Company’s plan of dissolution and distribution. Similarly, the purchase price will become part of any redemption amount paid to redeeming stockholders. The warrant purchase agreement also grants certain registration rights to Sintrim Capital Corp., InterAmerican Capital Partners II LLC and one of the Company’s special advisors with respect to the warrants they are committed to purchase and the shares of our common stock issuable upon exercise of the warrants.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

7.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form l0-Q including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

InterAmerican Acquisition Group, Inc. was formed on May 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  We do not have any specific business combination under consideration, and, as of June 30, 2007, we had not had any discussions with any target business regarding a possible business combination.

Results of Operations

For the six months ended June30, 2007, we had a net loss of $3,272 as a result of costs related to our initial public offering.  Additionally, deferred offering costs of approximately $48,118 were incurred in the first six months of 2007.  These costs consisted principally of legal and accounting fees related to the proposed public offering. We had no income in the first six months of 2007.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we will continue to incur losses due to managements’ expenses relating to locating a target business to acquire.

Financial Condition and Liquidity

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective  September 4, 2007. The Company completed the Offering on September 10, 2007 and received net proceeds of approximately $42.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 3). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of this offering of Units (as defined in Note C below) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a Trust Account, and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, providers of financing, if any, prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

We believe we will have sufficient available funds outside of the trust fund to operate through September 4, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include:

•
$300,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$200,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing stockholders;

•	$150,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$120,000 for the administrative fee payable to InterAmerican Advisors, LLC ($10,000 per month for twelve months); and

•	$530,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $120,000 for director and officer liability insurance premiums.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

Commencing on September 5, 2007 and ending 12 months thereafter, we began incurring a fee from InterAmerican Advisors, LLC, an affiliate of William C. Morro, our chairman of the board, and chief executive officer and Richard N. Sinkin, our chief operating officer, of $10,000 per month for certain administrative services.  In addition, in May 2005,  July and November 2006 and March and June 2007, InterAmerican Advisors, LLC advanced an aggregate of $140,500 to us for payment on our behalf of offering expenses. These loans, together with interest thereon were repaid following our initial public offering from the proceeds of the offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in any substantive commercial business.  Accordingly, we are not exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.  The net proceeds of our initial public offering held in the Trust Account are invested only in money-market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills.  Given the limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be material.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    None.

ITEM 1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus on Form 424(b)(3), filed on September 5, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Prospectus are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10 and 11, 2007, we closed our initial public offering of 5,750,000 units, including 750,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $46,000,000. Chardan Capital Markets LLC acted as representative of the underwriters in the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on registration statement on Form S-1 (Nos. 333-125558). The Securities and Exchange Commission declared the registration statement effective on September 4, 2007.

We paid a total of $690,000 in underwriting discounts and commissions (not including $2,070,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $1,343,975 for other costs and expenses related to the offering and the over-allotment option.

We also consummated the simultaneous private sale of 1,000,000 warrants at a price of $1.50 per warrant, generating total proceeds of approximately $1,500,000. The warrants were purchased by Sintrim Capital Corporation and one of the Company’s Special Advisors. The insider warrants are identical to the warrants included in the units sold in the initial public offering except that the insider warrants (i) will be exercisable on a cashless basis, (ii) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current and (iii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the insider warrants will not be sold or transferred by them (except in certain cases) until the consummation of our business combination.

After deducting the underwriting discounts and commissions and the offering expenses, our net proceeds from the Offering were approximately $41.4 million, and an amount of $45,160,000, including $1,500,000 in connection with the warrant sale and $2,070,000 of deferred underwriting discounts and commissions, was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5:  OTHER INFORMATION

      None.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAN ACQUISITION GROUP INC.

By: /s/ William C. Morro
Name: William C. Morro
Title:   Chief Executive Officer

Dated:	October 25, 2007