Form 10-Q
period 2007-09-30
InterAmerican Acquisition Group Inc
filed 2007-11-19
CIK 1328494

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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
Yes    ☒      No    ☐

There were 7,000,000 shares of the Registrant’s Common Stock issued and outstanding on September 30, 2007.

InterAmerican Acquisition Group Inc.
(a development stage enterprise)

CONTENTS

                          Page

Part I: Financial information:1

    Item I - Financial Statements:                                                                  1

Condensed Balance Sheet of September 30, 2007 (Unaudited) and December 31, 2006

Condensed Statement of Operations for the Periods ended                                              2
September 30, 2007 (Unaudited) and 2006

        Condensed Statement of Stockholders’ Equity for the Period May 10, 2005 (inception)                             3
                    to September 30, 2007 (Unaudited)

Condensed Statement of Cash Flows for the Periods ended                                            4
September 30, 2007 (Unaudited) And 2006

Notes to Unaudited Condensed Financial Statements                                               5

    Item2 - Management’s Discussion and Analysis of Financial Condition and                                         9
                 Results of Operations

    Item 3 – Quantitative and Qualitative Disclosures about Market Risk                                            10

    Item 4 - Controls and Procedures                                                               11

Part II: Other Information                                                                         11

    Item 1 – Legal Proceedings                                                                     11

    Item 2-  Unregistered Sales of Equity Securities and Use of Proceeds                                             11

    Item 3 - Defaults on Senior Securities                                                           12

    Item 4 – Submission of Matters to a Vote of Security Holders                                                 12

    Item 5 – Other Information                                                                  12

    Item 6 -  Exhibits                                                                        12

Signatures                                                                                    13

Certifications                                                                               14

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

InterAmerican Acquisition Group, Inc.
(a corporation in the development stage)
Balance Sheet

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash	$68,409	$440
Investment and Accrued Interest - Trust Account	45,265,360	-
Prepaid Expense	107,260	-
Total Current Assets	45,441,029	440

Other Assets, Deferred Offering Costs		741,533

Total Assets	$45,441,029	$741,973

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Deferred Underwriting Fees	$2,070,000	-
Accounts Payable and Accrued Expenses	336,587	$588,855
Amounts due to officers and directors for offering-related expenses	-	59,110
Note Payable	69,650	105,000
Taxes Payable	7,193	-

Total Current Liabilities	2,483,430	752,965

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(1,149,425 shares at redemption value) (Note 1)	8,609,194	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 90,000,000 shares
Issued and outstanding 7,000,000 shares at September 30, 2007 (which includes 1,149,425 shares subject to possible redemption) and 1,250,000 shares at December 31, 2006	700	125
Additional paid-in capital	34,323,139	14,875
Retained earnings/(Deficit) accumulated during the development stage	24,566	(25,992)
Total Stockholders' Equity/(Deficiency)	34,348,405	(10,992)

Total Liabilities and Stockholders Equity/(Deficiency)	$45,441,029	$741,973

See notes to unaudited condensed financial statements

	InterAmerican Acquisition Group, Inc.
	(a corporation in the development stage)
	Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2007 (Unaudited)	September 30, 2006 (Unaudited)	September 30, 2007 (Unaudited)	September 30, 2006	May 10, 2005 (Inception) - September 30, 2007 (Unaudited)

Revenues
Interest revenues	$105,360	$-	$105,360	$-	$105,360

Expenses
Formation costs	-	-	-	-	4,775
General and administrative expenses	42,465	590	42,492	3,177	55,944
Interest expense	1,872	1,348	5,117	3,580	12,882

Total Expenses	44,337	1,938	47,609	6,757	73,601

Net profit/(loss) before income tax provision	61,023	(1,938)	57,751	(6,757)	31,759

Provision for income taxes	7,193	-	7,193	-	7,193

Net Income/(Loss)	$53,830	$(1,938)	$50,558	$(6,757)	$24,566

Weighted average shares outstanding	2,558,424	1,250,000	1,690,934	1,250,000	1,387,729

Net earnings/(loss) per share	$0.02	$(0.00)	$0.03	$(0.01)	$0.02

                                                            See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group, Inc.
(a corporation in the development stage)
Statement of Stockholders, Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through September 30, 2007
(Unaudited)

				Income/(Deficit)
				Accumulated
	Common Stock		Additional	During the	Stockholders'
	Shares	Amount	paid-in capital	Development Stage	Equity/(Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss	-	-	-	(11,148)	(11,148)

Balance at Dec 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss	-	-	-	(14,844)	(14,844)

Balance at Dec 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Proceeds of private placement September 10, 2007			1,500,000		1,500,000

Common Shares issued Sept. 10, 2007 @$8.00 per share	5,375,000	538	42,999,462		43,000,000

Common Shares issued Sept. 11, 2007 @$8.00 per share	375,000	37	2,999,963		3,000,000

Expenses of the Offering			(4,581,967)		(4,581,967)

Less shares subject to possible redemption			(8,609,194)		(8,609,194)

Net Income for the period	-	-	-	50,558	50,558

Balance at September 30, 2007	7,000,000	$700	$34,323,139	$24,566	$34,348,405

                                                       See notes to unaudited condensed financial statements.

	InterAmerican Acquisition Group, Inc.
	(a corporation in the development stage)
	Statement of Cash Flows
	(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006	May 10, 2005 (Inception) - September 30, 2007

Cash flow from operating activities
Net income/(loss)	$50,558	(6,757)	$24,566
Adjustments to reconcile income/(loss) to net cash used in operating activities:
(Increase) in prepaid expenses	$(107,260)	-	$(107,260)
(Increase) in accrued interest - Trust Account	$(105,360)	-	$(105,360)
Increase in taxes payable	7,193	-	$7,193
Increase/(decrease) in accounts payable and accrued expenses	(3,416)	2,002	15,674

Net cash used in operating activities	(158,285)	(4,755)	(165,187)

Cash fows from investment activities
Payment to trust account	(45,160,000)	-	(45,160,000)
Net cash used in investing activities	(45,160,000)	-	(45,160,000)

Cash flows from financing activities
Proceeds from notes payable, InterAmerican Advisors, LLC	-	15,000	105,000
Payments of notes payable, InterAmerican Advisors, LLC	(105,000)		(105,000)
Proceeds from note payable	69,650		69,650
Payment of costs of public offering	(2,078,396)	(18,432)	(2,191,054)
Proceeds from private placement warrant sale	1,500,000	-	1,500,000
Proceeds from sale of shares of common stock	-	-	15,000
Proceeds from initial public offering	46,000,000	-	46,000,000
Net cash provided by (used in) financing activities	45,386,254	(3,432)	45,393,596

Net Increase/(decrease) in cash at end of period	$67,969	(8,187)	68,409
Cash at beginning of period	440	9,216	-
Cash at end of period	$68,409	$1,029	$68,409

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$320,912	$182,763	$320,912
Accrual of deferred underwriting fees	$2,070,000	$-	$2,070,000

	See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Condensed Financial Statements (Unaudited)
September 30, 2007

1.     Basis of Presentation, Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of InterAmerican Acquisition Group Inc. (the ‘‘Company’’)  at September 30, 2007 and for the three  months ended September 30, 2007 and 2006, and for the nine months ended 2007, and for the period from May 10, 2005 (inception) to September 30, 2007 (cumulative), are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations for the three months ended September 30, 2007 and 2006 and its operations and cash flows for the nine months ended September 30, 2007, and for the period from May 10, 2005 (inception) to September 30, 2007 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The condensed balance sheet at December 31, 2006 and condensed statements of operations and cash flows for the nine months ended September 30, 2006 have been derived from audited financial statements.

Organization and Proposed Business Operations

The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business. At June 30, 2007, the Company had neither engaged in any operations nor generated any revenue.  All activity through September 30, 2007 relates to the Company’s formation and the proposed public offering described below.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective  September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 4). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the Offering of units, consisting of one share of the Company’s common stock and one redeemable common stock purchase warrant (the“Units”) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial merger, acquisition, asset purchase or other such transaction (a “Business Combination”) with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a trust account (the “Trust Account”), as further described in Note 2, until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all third parties the Company engages for services rendered to it or products sold to it (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s two executive officers, William Morro and Dr. Richard Sinkin have severally (but not jointly) agreed that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to the Company or products sold to the Company (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the Trust Account, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the Trust Account and only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against the Company for some unforeseen event, claims against the Company brought by a target business for breach of contract, or breach of a confidentiality agreement with a potential target. The Company will bring an action against either of its executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to the Company in the director and officer questionnaires provided to the Company in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), the Company currently believes that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, the Company has not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the Company’s public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and interest earned on the trust account up to a maximum amount of $950,000 that will be released to the Company to fund its working capital), due to claims of such creditors. The remaining net proceeds (not held in the Trust Account) and interest income earned on the funds in the Trust Account of up to $950,000, after tax, may be released to the Company upon demand and may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and special advisors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,250,000 founding shares of common stock (as well as any shares included in units purchased in the Offering or in the aftermarket) in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account (inclusive of the funds held in the trust account for the benefit of the underwriters, but exclusive of the proceeds from management’s warrant purchase obligation and net of taxes payable and interest earned up to a maximum amount of $950,000 that will be released from the trust account to meet working capital needs), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination.   Therefore, a portion of the net proceeds from the Offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion.

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

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits.  The effect of the 5,750,000 outstanding warrants issued in connection with the Offering and the 1,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted loss per share calculations for the periods ended September 11, 2007 since such warrants are contingently exercisable.

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

2.	Trust Account

Investments held in trust at September 30, 2007 consist of $45,160,000 plus accrued interest of $105,360 invested in a money market fund meeting conditions of the Investment Company Act of 1940.

3.	Deferred Offering Costs

Deferred offering costs consist of legal, underwriting, accounting and other fees incurred through the balance sheet dates that are directly related to the Offering and were charged to stockholders’ equity (deficiency) upon the consummation of the Offering.

4.	Public Offering

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

5.	Account Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following components as of December 31, 2006 and September 30, 2007:

	September 30, 2007	December 31, 2006

Other amounts due or accrued for offering- related expenses	$320,912	$569,765
Other	15,675	19,090
Total	$336,587	$595,235

6.	Notes Payable, InterAmerican Advisors, LLC

The Company issued a $75,000 unsecured promissory note to InterAmerican Advisors, LLC (‘‘InterAmerican’’), an affiliate of certain of its Initial Stockholders, on May 27, 2005, issued a $15,000 unsecured promissory note to InterAmerican on July 6, 2006, issued an additional $15,000 unsecured promissory note to InterAmerican on November 6, 2006, issued an additional $6,500 unsecured promissory note to InterAmerican on March 1, 2007 and issued an additional $29,000 unsecured promissory note to InterAmerican on June 25, 2007. In accordance with their terms, the notes were repaid in full on September 10, 2007 together with interest at the rate of 6% per annum from the date of issue.

Effective September 9, 2007 the Company entered into an unsecured financing agreement for its insurance premiums with an unaffiliated finance company in the amount of $69,650.  The annualized interest rate is 7.07%.  The first principal payment of $29,850 is due under the agreement on November 6, 2007 and the second and final principal payment is due on May 6, 2008.

7.	Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering.  The statements of Operations for the periods ended September 30, 2007 include $6,333 related to this agreement.

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

8.	Stockholders’ Equity

Common Stock
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

Overview

InterAmerican Acquisition Group, Inc. was formed on May 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  As of September 30, 2007 we do not have any specific business combination under consideration.

Results of Operations

For the three months and nine months ended September 30, 2007, we had net income of $53,830 and $50,558 respectively.  We had a net loss for the three months and nine months ended September 30, 2006 of $1,938 and $6,757 respectively.

Expenses during the quarter ended September 30, 2007 totaled $51,530 and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters ($14,455); administrative expense related to the trust ($8,468); D&O insurance ($8,450); taxes ($7,193); the InterAmerican Advisors LLC administrative fee ($6,333); costs associated with pursuing a business combination ($4,759); and interest expense ($1,872 of which $1,668 was accrued on notes payable to InterAmerican Advisors, LLC ).

We had no income prior to the establishment of the trust account on September 11, 2007.  Interest earned in our trust account for the three months ended September 30, 2007 was $105,360.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we may incur losses due to managements’ expenses relating to locating a target business to acquire.

Financial Condition and Liquidity

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective  September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September

10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 4). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of this offering of Units (as defined in Note C below) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds is being held in a Trust Account, and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, providers of financing, if any, prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

    None

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

We also consummated the simultaneous private sale of 1,000,000 warrants at a price of $1.50 per warrant, pursuant to the exemption from registration under Section 4(2) of the Securities Act, generating total proceeds of approximately $1,500,000. The warrants were purchased by Sintrim Capital Corporation and one of the Company’s Special Advisors. The insider warrants are identical to the warrants included in the units sold in the initial public offering except that the insider warrants (i) will be exercisable on a cashless basis, (ii) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current and (iii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the insider warrants will not be sold or transferred by them (except in certain cases) until the consummation of our business combination.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5:  OTHER INFORMATION

      None

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

                INTERAMERICAN ACQUISITION GROUP INC.

                By: /s/ William C. Morro
                Name: William C. Morro
                Title:   Chief Executive Officer

Dated:	November 19, 2007