Form 10-K
period 2007-12-31
InterAmerican Acquisition Group Inc
filed 2008-04-07
CIK 1328494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the transition period from                  to

Commission file number 000-51510

INTERAMERICAN ACQUISITION GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2828369
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2918 Fifth Avenue South, Suite 209 San Diego, California	92103
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (619) 298-9883

Securities of the Registrant registered pursuant to Section 12(b) of the Act:

None

Securities of the Registrant registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, par value $.0001 per share
Warrants
Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐                                           Accelerated filer☐                                           Non-accelerated filer☐                                           Smaller Reporting Company☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $7.42 per share as of March 31, 2008, was approximately $42,665,000 million. The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of March 28, 2008 was 7,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Exhibit Index is listed on Pages 38 and 39

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934;, These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes, “estimates, “anticipates, “expects, “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts, “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may not join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business,

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in the services or manufacturing sector or in a foreign jurisdiction;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry sectors in which we are actually operate following a business combination  may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K., references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to InterAmerican Acquisition Group, Inc.

PART I

Item 1. Business.

Introduction

InterAmerican Acquisition Group, Inc. (the “Company”, “we”, or “us”) is a blank check company organized under the laws of the State of Delaware on May 10, 2005. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business.  To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination. As of the date of this filing, we have not acquired any business operations nor entered into by definitive agreement with any target company.

Our executive offices are located at 2918 Fifth Ave., Suite 209, San Diego, CA 92103 and our telephone number at that location is (619) 298-9883.

Recent Developments

The registration statement for our initial public offering (the “Offering” ) was declared effective on September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, selling 5,750,000 units (“Units”) at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant (“Warrants”).  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering.  The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $10.00 per share for any 20 trading days within a 30-day period ending on the third day prior to the date on which notice of redemption is given. In addition, the Company also consummated a private placement of 1,000,000 warrants at $1.50 per warrant to an entity affiliated with its management team and one of the Company’s special advisors (the “Warrant Purchase”).  We received gross proceeds of $46,000,000 from our initial public offering (including the exercise of the underwriters’ overallotment option) and $1,500,000 from the Warrant Purchase, of which $45,160,000 was placed in trust.

On September 5, 2007, our units commenced trading on the OTC:BB under the symbol “IAQGU”.  Holders of InterAmerican Acquisition Group, Inc. units were able to separately trade the common stock and warrants included in such units commencing September 20, 2007 and the trading in the units has continued under the symbol IAQGU. The common stock and warrants are quoted on the OTC:BB under the symbols IAQG and IAQGW, respectively.

Since the completion of our initial public offering, we have contacted and continue to contact those industry professionals who we believe can be of strategic assistance in sourcing potential deals for us, including, investment bankers, business consultants, accountants and lawyers.  Through the relationships of our board of directors, officers and directors and senior advisors, we have also made contact with certain large national and international concerns to determine if they have any interest in divesting any of their existing interests.  We have also sought out owners and institutional owners of companies that we believe could represent suitable targets for a business combination.

Overview

Our efforts to identify a prospective target business are focused on companies operating in the manufacturing or service sectors but are not be limited to a particular industry.  Our management is concentrating its search for a target business on companies that have an opportunity to expand or move operations to one or more lower-cost countries to support U.S. sales or to generate new sales in those foreign markets.  We are giving particular attention to the potential of the target business to expand its operating scope in Mexico/Latin America.  Based on its prior experience, our management believes that capturing such opportunities in lower-cost countries might include specific actions such as:

•	Reallocating excess capacity from the U.S. to a low-cost country;

•	Acquiring underutilized capacity in a low-cost country;

•	Extending technology and know-how to realize the full potential of operating in a low-cost country;

•	Acquiring complementary businesses or intangibles in low-cost countries to enhance effectiveness of local distribution or accelerate extension of operations to the low-cost venue;

•	Applying capital or financing mechanisms from mature capital markets to operations in low-costcountries to relieve constraints on growth.

Alternatively, we may acquire assets or operations already located in a low-cost foreign jurisdiction.

We intend to leverage the extensive contacts and experience of our management in the manufacturing sector and in Latin America to identify a viable target business and to structure and effect a robust globalization strategy for the target business.

Our Management Team

Our management team has extensive experience making acquisitions and in guiding manufacturing businesses operating in Latin America and other low-cost operating venues.  William C. Morro, our Chairman, Chief Executive Officer and Chief Financial Officer has participated as an investment principal in 55 acquisition or divestiture transactions since 1991.  He led investment business units for Heller Financial Inc. and the Bank of Montreal Group of Companies before becoming a principal in the InterAmerican Group and a founder of the company.  Dr. Richard Sinkin, our Chief Operating Officer and Secretary, is also a Partner of the InterAmerican Group and founded its predecessor entities.  InterAmerican Group specializes in providing international business consulting services to companies and institutions seeking to establish a marketing or manufacturing presence in Latin America.  He is a specialist in setting up offshore manufacturing operations, particularly in Mexico, where he has directed the start-up of 27 factories.  Prior to forming InterAmerican, Dr. Sinkin was the vice president of the Institute of the Americas in La Jolla, California and he continues to serve organizations that are deeply involved with business development in emerging markets, including as an elected member of the Council on Foreign Relations in New York.

Effecting a Business Combination

General
We are not presently engaged in any substantive commercial business.  We intend to utilize cash derived from the proceeds of the initial public offering, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that is growing rapidly and faces financial uncertainty as a result.  While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to initially effect only a single business combination.

We have not entered into any definitive agreement with a target business

To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination.  So long as a target business is a business in the manufacturing or service sector having a fair market value of at least 80% of our net assets (excluding any funds held for the benefit of the underwriters) at the time of the acquisition, as described below in more detail, and the target business is not a start-up or development-stage company or an affiliate of management, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate in any industry.  We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated.  We have not established any other specific attributes or criteria (financial, geographic or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target businesses have been, and we anticipate will continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals.  Our officers, directors and special advisors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts.  While we have not engaged the services of professional firms that specialize in business acquisitions on any formal basis, we may engage one or more such firms in the future and we may pay a finders fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.  Any such arrangement will be disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. Such finder’s fees or other compensation may be paid from the proceeds not held in trust.  In no event, however, will we pay any of our existing officers, directors, special advisors or stockholders or any entity with which they are affiliated any finder’s fee for services rendered to us prior to, in connection with or following the consummation of a business combination. In addition, we will not pay any of our existing officers, directors, special advisors or stockholders or any entity with which they are affiliated any consulting fees or other similar compensation other than the $10,000 per month administrative fee payable to InterAmerican Advisors, LLC and reimbursable out-of-pocket expenses.

Selection of a target business and structuring of a business combination

Based on our management’s acquisition experience in the manufacturing and service sectors (described in the section below entitled “Management”), we have determined that it is in our best interest to set only a few firm criteria to guide selection of a target business. Subject to the requirement that our initial business combination be with a target business or businesses in the manufacturing or services sector with a collective fair market value that is at least 80% of our net assets (excluding any funds held for the benefit of the underwriters) at the time of such transaction and it is not a start-up or development-stage business or an affiliate of our management, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business.  In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities as well as review of financial and other information which is made available to us. In evaluating a target business, our management will consider, among other factors, the following:

•	financial condition and results of operations;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with the business combination.

These criteria for evaluating a prospective target business are not intended to be exhaustive or definitive.  In addition, we will seek to structure the tax aspects of any potential business combination as favorably as possible to our company and our stockholders, although we cannot assure you that we will be able to achieve such a result.  Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives.

We will seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.  If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business due to the possibility that such target business would seek to bring a claim against the trust account.  Nevertheless, if our management deemed it in our best interests, we could elect to pursue negotiations in the absence of receiving such a waiver.

Working capital requirements

Our management has not had experience completing an acquisition on behalf of a blank check company and the time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.  In addition, we will not pay any of our existing officers, directors, special advisors or stockholders or any entity with which they are affiliated any consulting fees or other similar compensation other than the $10,000 per month administrative fee payable to InterAmerican Advisors, LLC and reimbursable out-of-pocket expenses.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets (excluding any funds held for the benefit of the underwriters) at the time of such acquisition, including any amount held in the trust account subject to the redemption rights described below.  There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of our net assets at the time of acquisition.  We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated.  The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value.  If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it.  We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, initially it is probable that we will have the ability to effect only a single business combination although this may entail the acquisition of several operating businesses.  Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business.  Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct.  In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty.  While it is possible that certain of our officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full efforts to our affairs subsequent to a business combination. Additionally, we cannot assure you that they would have significant experience or knowledge relating to the operations of the particular target business.  Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination.  Such employment or consulting agreements would be negotiated at the same time as the business combination negotiations are being conducted and may be a term of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination.  While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business.  We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the business combination is such as would not ordinarily require stockholder approval under applicable state law.  In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders.  This voting arrangement shall also apply to shares included in units purchased in this offering or purchased following this offering in the open market by any of our existing stockholders, officers and directors.  Accordingly, they will vote these shares in accordance with the majority of the shares of common stock voted by the public stockholders.  We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering both exercise their redemption rights and vote against the business combination.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.  The redemption rights do not apply to shares outstanding prior to the initial public offering.  The actual per-share redemption price will be equal to the amount in the trust account, inclusive of any interest (net of taxes payable and interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), calculated as of two business days prior to the consummation of the proposed business combination, divided by the number of shares sold in the initial public offering. Without taking into any account interest earned on the trust account, the initial per-share redemption price would be $7.85 or $0.15 less than the per-unit offering price of $8.00.  Because the per-share redemption price may be lower than the market price of the common stock on the date of the redemption, there may be a disincentive on the part of public stockholders to exercise their redemption rights.

An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed.  If a stockholder votes against the business combination but fails to properly exercise its redemption rights, such stockholder will not have its shares of common stock redeemed for its pro rata distribution of the trust account.  Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting.  It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination.  Public stockholders who redeem their stock for their share of the trust account still have the right to exercise any warrants they still hold.

We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in this offering, exercise their redemption rights.  These redemption provisions, which are contained in our certificate of incorporation, cannot be amended without the affirmative vote of 95% of the shares sold in this offering.  We view these provisions as obligations to our investors and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions.  Accordingly, we view it as our obligation to structure and consummate a business combination in which up to 19.99% of the public stockholders may exercise their redemption rights and the business combination will still go forward.  We will not seek to increase or decrease this threshold.

Plan of dissolution and liquidation if no business combination

Pursuant to the terms of the trust agreement between us and Continental Stock Transfer & Trust Company, if we do not complete a business combination within 18 months after the consummation of this offering, or within 24 months after the consummation of our initial public is offering if the extension criteria described below have been satisfied, we will as promptly as practicable in accordance with the Delaware General Corporation Law dissolve, liquidate and distribute only to our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), plus any remaining net assets.  These liquidation provisions, which are contained in the investment management trust agreement, cannot be amended without the affirmative vote of 100% of the public stockholders.  The provisions are also set forth in our certificate of incorporation, an amendment to which requires the affirmative vote of 95% of the shares sold in this offering.  We view these provisions as obligations to our investors and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions. Our existing stockholders have waived their rights to participate in any liquidation of our trust account in connection with our dissolution with respect to shares of common stock owned by them immediately prior to this offering and to vote their shares of common stock in favor of any plan of dissolution and distribution which we will submit to a vote of our stockholders.  There will be no distribution from the trust account with respect to our warrants which will expire worthless.  We will pay the costs of dissolution, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account.  To the extent such funds are not available, InterAmerican Capital Partners II LLC has agreed to advance us the necessary funds and has agreed not to seek repayment for such expenses, though it has not taken a reserve for this possibility and there can be no assurance that it will be able to meet its obligations under this agreement.

If we were to expend all of the net proceeds of the initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.85 or $0.15 less than the per-unit offering price of $8.00.  The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of creditors.  Although we will seek to have all third parties we engage for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.  If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.  Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver.  In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.  Our two executive officers, William C. Morro and Dr. Richard N. Sinkin, have severally (but not jointly) agreed, pursuant to agreements with us and Chardan Capital Markets, LLC, that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the trust, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account.  The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against us for some unforseen event, claims against us brought by a target business for breach of contract or breach of a confidentiality agreement with a potential target.  We will bring an action against either of our executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to us in the director and officer questionnaires provided to us in connection with this offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations.  However, because the amount of any such indemnification obligations cannot be estimated, we have not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise.  Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of such creditors.

We believe the likelihood of a member of our management having to make an indemnification payment to the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.  We also have access to $350,000 in funds initially available outside the trust account plus interest earned on funds in the trust account, up to a maximum amount of $950,000, that will be released to us, with which to pay any such potential claims (including costs and expenses incurred in connection with our plan of dissolution and distribution currently estimated at approximately $50,000 to $75,000).  The indemnification provisions are set forth in the amended and restated insider letters, dated as of June 27, 2007, executed by each of our officers.  The insider letters were amended to specifically set forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a third party we engage for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts), the indemnification will not be available.  The amended and restated insider letters executed by each of our officers, dated as of June 27, 2007, are exhibits to the registration statement of which this prospectus forms a part. In the event that the board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for such amounts to creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of this offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement.  If we are unable to consummate a transaction within 24 months following the consummation of this offering our purpose and powers will be limited to dissolving, liquidating and winding up.  Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution.  Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose or that our executive officers will be able to satisfy their indemnification obligations.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  Although we will make liquidating distributions to our stockholders as soon as reasonably possible as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from third parties we engage for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) (such as accountants, lawyers, investment bankers, consultants, analysts, etc.) or potential target businesses. As described above, we intend to have all such third parties and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is minimal.

We expect that all costs associated with the implementation and completion of our plan of dissolution and distribution, which we currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account, although we cannot assure you that there will be sufficient funds for such purpose.  To the extent such funds are not available, the principals of InterAmerican Capital Partners II LLC have agreed to advance us the necessary funds and have agreed not to seek repayment for such expenses. However, there can be no assurance that they will be able to meet their obligations under this agreement.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

•
our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

•
upon such deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission;       • if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our second amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including  liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our second amended and restated certificate of incorporation) from the date of this offering, the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of this offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

Competition for target businesses

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay or prevent the completion of a transaction;

•
our obligation to redeem for cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their redemption rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Periodic reporting and audited financial statements

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will not acquire a target business if audited financial statements based on United States or applicable international generally accepted accounting principles cannot be obtained for the target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with United States or applicable international generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States or applicable international generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States or applicable international generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States or applicable international generally accepted accounting standards. To the extent that this requirement cannot be met, we will not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, given the broad range of companies with which we may consummate a business combination, we do not believe that the narrowing of the pool will be material.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Messrs. Morro and Sinkin to each devote an average of approximately ten hours per week to our business. At such time that management locates a suitable target business, these individuals will devote additional time as is necessary. We do not have any full time employees, nor do we intend to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained elsewhere in this Annual Report before making a decision to invest in our securities.

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND, ACCORDINGLY, YOU WILL NOT HAVE ANY BASIS ON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVE.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the media, entertainment or telecommunications industries. To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination. We will not generate any revenues or income, other than interest on the trust account funds, until, at the earliest, after the consummation of a business combination. The financial statements do not include any adjustments that might result from our ability to consummate the initial public offering or our ability to operate as a going concern.

IF WE ARE FORCED TO DISSOLVE BEFORE THE COMPLETION OF A BUSINESS COMBINATION, OUR PUBLIC STOCKHOLDERS WILL RECEIVE LESS THAN $8.00 PER SHARE UPON DISTRIBUTION OF THE TRUST ACCOUNT AND OUR WARRANTS WILL EXPIRE WORTHLESS.

If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate the trust account as part of our plan of dissolution and distribution (which will include the full amount in the trust account, including the $2,070,000 held for the benefit of the underwriters and any interest earned thereon (net of taxes payable) and the $1,500,000 from the warrant purchase), the per-share liquidation distribution received by our public stockholders from the trust account will be (unless there are claims not otherwise satisfied by the amounts not held in the trust account or the indemnification provided by our two executive officers) approximately $7.85, plus interest, if any (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital) because of the expenses of this offering, our general and administrative expenses and the anticipated costs of seeking a business combination. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. Additionally, we could use a portion of the funds not being placed in trust as a down payment or lock-up payment in connection with a proposed business combination, although we do not have any current intention to do so. If we did and were subsequently required to forfeit such funds (whether as a result of a breach of the terms of the agreement containing the requirement of a down payment or lock-up payment or otherwise), we might not have sufficient funds to continue our search for a target business. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account as part of our plan of dissolution and distribution in the event we do not complete a business combination within the required time periods. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section below entitled ‘‘Effecting a business combination — plan of dissolution and liquidation if no business combination.’’

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS FROM THE TRUST ACCOUNT AS PART OF OUR PLAN OF DISSOLUTION AND DISTRIBUTION WILL BE LESS THAN $7.85 PER SHARE AND THE PER SHARE REDEMPTION PRICE FOR REDEEMING STOCKHOLDERS COULD BE LESS THAN $7.85.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all third parties we engage for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share distribution from the trust account will not be less than $7.85, plus interest, (net of taxes payable and interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of such creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, William C. Morro, our chief executive officer, chief financial officer and chairman of our board of directors and Dr. Richard N. Sinkin, our chief operating officer, secretary and a member of our board of directors, have severally (but not jointly) agreed, pursuant to agreements with us and Chardan Capital Markets, LLC, that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40%, respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the trust, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against us for some unforseen event, claims against us brought by a target business for breach of contract or breach of a confidentiality agreement with a potential target. We will bring an action against either of our executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to us in the director and officer questionnaires provided to us in connection with this offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, we have not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than as described above. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of such creditors. In addition, such third party claims could result in the per share redemption price received by stockholders who vote against a business combination and elect to redeem their shares for cash being less than approximately $7.85, plus interest (net of taxes payable and net of interest previously released to us). In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

OUR PUBLIC STOCKHOLDERS ARE NOT ENTITLED TO PROTECTIONS NORMALLY AFFORDED TO INVESTORS OF BLANK CHECK COMPANIES.

Since the net proceeds of this offering are intended to be used to complete a business combination with a target business that has not been identified, we are deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC upon consummation of our initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

BECAUSE THERE ARE NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS SEEKING TO EFFECTUATE A BUSINESS COMBINATION, IT MAY BE MORE DIFFICULT FOR US TO DO SO.

Since 2003, based upon publicly available information, approximately 156 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 48 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 14 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders. Accordingly, there are approximately 71 blank check companies with more than $13.2 billion in trust that are seeking to carry out a business plan similar to our business plan.  Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this annual report and prior to our completion of a business combination.  While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.  If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

IF THE CASH NOT HELD IN TRUST IS INSUFFICIENT TO ALLOW US TO OPERATE FOR AT LEAST 24 MONTHS FROM THE CONSUMMATION OF OUR INITIAL PUBLIC OFFERING, WE MAYBE UNABLE TO COMPLETE A BUSINESS COMBINATION

We believe that the funds held by us outside the trust account (including the $950,000 available to us from interest earned on the funds in the trust account) are sufficient to allow us to operate until at least September 4, 2009 (which is 24 months from our initial public offering), assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates are accurate. We could use a portion of these funds to engage consultants to assist us with our search for a target business.  We could also use a portion of these funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to prevent a target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.  If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we may not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business and we might be forced to liquidate.

WE ARE DEPENDENT UPON INTEREST EARNED ON THE TRUST ACCOUNT TO FUND OUR SEARCH FOR A TARGET COMPANY AND CONSUMMATION OF A BUSINESS COMBINATION

Following our initial public offering, we had only approximately $350,000 available to us outside the trust account to fund our working capital requirements, including meeting certain accrued expenses of the offering.  We are dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination.  While we are entitled to the interest earned on the trust account (net of taxes payable) up to a maximum of $950,000 for such purpose, if interest rates do not increase from the low levels prevailing as of March 2008, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

BECAUSE OF THE SIGNIFICANT COMPETITION FOR BUSINESS COMBINATION OPPORTUNITIES AND OUR LIMITED RESOURCES, WE MAY NOT BE ABLE TO CONSUMMATE AN ATTRACTIVE BUSINESS COMBINATION.

We expect to encounter intense competition from other entities having a business objective similar to ours, including other similar blank check companies as well as venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, we may not have enough cash available from funds outside of the trust account to make deposits or fund a ‘‘no-shop’’ provision in connection with a particular business combination which may cause us to be at a competitive disadvantage in pursuing the acquisition of target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in or preclude us from successfully negotiating a business combination.

WE WILL DISSOLVE AND LIQUIDATE IF WE DO NOT CONSUMMATE A BUSINESS COMBINATION WITHIN THE ALLOWED PERIOD AND OUR STOCKHOLDERS MAY BE HELD LIABLE FOR CLAIMS BY THIRD PARTIES AGAINST US TO THE EXTENT OF DISTRIBUTIONS RECEIVED BY THEM.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of this offering (or within 24 months after the consummation of this offering if certain extension criteria are satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that the board recommends and the stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

THE PROCEDURES WE MUST FOLLOW UNDER DELAWARE LAW AND OUR SECOND AMENDED AND RESTATED CERTIFICATE OF INCORPORATION IF WE DISSOLVE AND LIQUIDATE MAY RESULT IN SUBSTANTIAL DELAYS IN THE LIQUIDATION OF OUR TRUST ACCOUNT TO OUR PUBLIC STOCKHOLDERS AS PART OF OUR PLAN OF DISSOLUTION AND DISTRIBUTION

Pursuant to, among other documents, our second amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of this offering, or within 24 months after the consummation of this offering if the extension criteria have been satisfied, we will be required to dissolve, liquidate and wind up in compliance with the provisions of the Delaware General Corporation Law. In addition, in the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

SINCE WE HAVE NOT YET SELECTED A PARTICULAR INDUSTRY OR TARGET BUSINESS WITH WHICH TO COMPLETE A BUSINESS COMBINATION, WE ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE INDUSTRY OR BUSINESS IN WHICH WE MAY ULTIMATELY OPERATE

We may consummate a business combination with a manufacturing or service company in any industry we choose and are not limited to any particular industry or geographical location. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business

WE MAY ISSUE SHARES OF OUR CAPITAL STOCK TO COMPLETE A BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP

Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Following our initial public offering, there are 76,250,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this offering to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of current investors;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;
•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

WE MAY ISSUE DEBT SECURITIES TO COMPLETE A BUSINESS COMBINATION, WHICH COULD CAUSE A DEFAULT AND FORECLOSURE ON OUR ASSETS IF OUR OPERATING REVENUES AFTER A BUSINESS COMBINATION ARE INSUFFICIENT TO PAY OUR DEBT OBLIGATIONS AND MAY RESTRICT US FROM OBTAINING ADDITIONAL FINANCING IF NECESSARY

If we issue our debt securities to complete a business combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE OR ABANDON A PARTICULAR BUSINESS COMBINATION.

Although we believe that the net proceeds of our initial public offering and the warrant purchase will be sufficient to allow us to consummate a business combination, inasmuch as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the warrant purchase prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. It is also possible that we could use a portion of such excess working capital to make a deposit, a down payment, a lock-up payment or fund a ‘‘no-shop’’ provision with respect to a particular proposed business combination, although we do not have any current intention to do so. If we did, the amount that would be used as a down payment or lock-up payment would be determined based on the terms of the specific business combination and the amount of our available funds at the time. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding another suitable business combination without securing additional financing. Thus, if we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust account as part of our plan of dissolution and distribution, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

INITIALLY, IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS OR SERVICES.

The net proceeds from our initial public offering and the warrant purchase provide us with only approximately $43,090,000 in the trust account (before giving effect to shares subject to redemption) which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated. Consequently, initially it is probable that we will have the ability to complete a business combination with only a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

THE ABILITY OF OUR STOCKHOLDERS TO EXERCISE THEIR REDEMPTION RIGHTS MAY NOT ALLOW US TO EFFECTUATE THE MOST DESIRABLE BUSINESS COMBINATION OR OPTIMIZE OUR CAPITAL STRUCTURE.

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

In connection with our initial public offering, as part of the units, we will be issued warrants to purchase 5,750,000 shares of common stock. In addition, contemporaneous with the initial public offering, we sold an aggregate of 1,000,000 warrants to InterAmerican Capital Partners II LLC and affiliates and to one of our special advisors. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the above-mentioned warrants are exercised, our shareholders will experience dilution to their holdings.

IF OUR EXISTING STOCKHOLDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

Our existing stockholders are entitled to make a demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which their shares are released from escrow.  If our existing stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,250,000 shares of common stock eligible for trading in the public market.  The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT MORE DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy compliance policies and procedures and disclosure requirements and otherrules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940, as amended. To this end, the proceeds held in trust may only be invested by the trust agent in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. This offering is not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders as part of our plan of dissolution and distribution. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and distribution and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

OUR ABILITY TO SUCCESSFULLY EFFECT A BUSINESS COMBINATION AND TO BE SUCCESSFUL AFTERWARDS WILL BE TOTALLY DEPENDENT UPON THE EFFORTS OF OUR KEY PERSONNEL, SOME OF WHOM MAY CONTINUE WITH US FOLLOWING A BUSINESS COMBINATION.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel, William C. Morro and Richard N. Sinkin, will remain associated in various capacities with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business at the time of the business combination will remain in place. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same as part of any such combination. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company because control of the company will rest with the target company and not current management unless it was negotiated as part of the transaction in the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. Depending on the industry in which we acquire a business, our management team may not have the experience to remain with the combined company. The terms of any employment or consulting arrangements of our current management with the combined company post-business combination will be determined at the time management negotiates the terms of the business combination with the target business. Since our current management will be negotiating the terms of the business combination as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in negotiating terms favorable to the company in the acquisition agreement and at the same time negotiating terms in their employment or consulting arrangements that are favorable to them. Although management intends to fully exercise its fiduciary duty to negotiate terms in the acquisition agreement that will be in the best interests of the combined-company and its public stockholders, members of management will be negotiating terms in their employment or consulting agreements that are favorable to them. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

OUR OFFICERS AND DIRECTORS WILL ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not currently and do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. For additional discussion of the potential conflicts of interest that you should be aware of, see Part III below ‘‘Conflicts of interest.’’ We cannot assure you that these conflicts will be resolved in our favor.

OUR OFFICERS, DIRECTORS AND THEIR AFFILIATES MAY IN THE FUTURE BECOME AFFILIATED WITH ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US AND ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED TO.

None of our directors, officers or their affiliates has been a principal of, or affiliated or associated with, a blank check company and none of such individuals is currently affiliated with any such entity. However, our officers and directors may in the future become affiliated with entities, including other ‘‘blank check’’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For additional discussion of our management’s affiliations and the potential conflicts of interest that you should be aware of, see Part III below ‘‘Conflicts of interest.’’

ALL OF OUR OFFICERS, DIRECTORS AND SPECIAL ADVISORS OWN SHARES OF OUR COMMON STOCK WHICH WILL NOT PARTICIPATE IN THE LIQUIDATION OF THE TRUST ACCOUNT AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION.

All of our officers, directors and special advisors own shares of our common stock that were issued prior to this offering, but have waived their right to receive distributions with respect to those shares upon the liquidation of the trust account if we are unable to consummate a business combination. Additionally, InterAmerican Capital Partners II LLC and affiliates, together with one of our special advisors, purchased $1,500,000 of warrants from us in a private placement contemporaneous with the consummation of our initial public offering. Our officers and directors and certain of their affiliates or designees may purchase securities in the open market (although they are not obligated to do so). If they units or shares of common stock in the open market, they have agreed to vote such shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders on a proposal to approve a business combination and exercise redemption rights in connection therewith. The shares and warrants owned by our directors, officers, special advisors and InterAmerican Capital Partners II LLC and affiliates (other than those purchased in this offering or the aftermarket) will be worthless if we do not consummate a business combination. The personal and financial interests of our directors, officers and special advisors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’, officers’ and special advisors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

OUR EXISTING STOCKHOLDERS WILL NOT BE REIMBURSED FOR ANY OUT-OF-POCKET EXPENSES INCURRED BY THEM TO THE EXTENT THAT SUCH EXPENSES EXCEED THE AVAILABLE FUNDS OUTSIDE THE TRUST ACCOUNT UNLESS THE BUSINESS COMBINATION IS CONSUMMATED AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION AND IN THE PUBLIC STOCKHOLDERS’ BEST INTEREST.

Our existing stockholders, including all of our officers and directors, will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available funds held outside the trust account and the portion of the interest earned on the trust account released to us (which, because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. We would note, however, that such expenses are likely to be insignificant compared to the value of management’s equity stake.

OUR EXISTING STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING A STOCKHOLDER VOTE.

Following our initial public offering, our existing stockholders (including all of our officers and directors) collectively owned 17.9% of our issued and outstanding shares of common stock. None of our existing stockholders, officers and directors has indicated to us that he intends to purchase additional securities in the open market, but they are not precluded from doing so. Any shares of common stock acquired by existing stockholders in the offering or the aftermarket will be considered part of the holding of the public stockholders and will have the same rights as other public stockholders, including voting and redemption rights with respect to a potential business combination. However, they have agreed to vote such shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders.

Because InterAmerican Capital Partners II LLC and affiliates and one of our special advisors purchased $1,500,000 of warrants from us in a private placement completed contemporaneously with the initial public offering, certain of our existing stockholders have an even larger ownership block of our common stock upon exercise of the warrants which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination. In addition, our existing stockholders and their affiliates and relatives are not prohibited from purchasing units in the open market. If they do, we cannot assure you that our existing stockholders will not have considerable influence upon the vote in connection with a business combination.

IF OUR COMMON STOCK BECOMES SUBJECT TO THE SEC’S PENNY STOCK RULES, BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN OUR SECURITIES MAY BE ADVERSELY AFFECTED.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

OUR SECURITIES ARE QUOTED ON THE OTC BULLETIN BOARD, WHICH MAY LIMIT THE LIQUIDITY AND PRICE OF OUR SECURITIES MORE THAN IF OUR SECURITIES WERE QUOTED OR LISTED ON THE NASDAQ STOCK MARKET OR A NATIONAL EXCHANGE.

Our securities are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.  We cannot assure you that our securities will continue to be traded on the OTC Bulletin Board in the future or following the completion of a business combination.  If the company were to loose the right to have its securities traded on the OTC Bulletin Board, we could face significant material adverse consequences, including:

•	a more limited availability of market quotations for our securities;
•	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to
•	adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market
•	for our common stock;
•	a more limited amount of news and analyst coverage for our company;
•	a decreased ability to issue additional securities or obtain additional financing in the future; and
•	a decreased ability of our stockholders to sell their securities in certain states.

OUR DIRECTORS MAY NOT BE CONSIDERED “INDEPENDENT” UNDER THE POLICIES OF THE NORTH AMERICAN SECURITIES ADMINISTRATORS ASSOCIATION, INC. AND WE THUS MAY NOT HAVE THE BENEFIT OF INDEPENDENT DIRECTORS EXAMINING OUR FINANCIAL STATEMENTS AND THE PRIORITY

OF EXPENSES INCURRED ON OUR BEHALF SUBJECT TO REIMBURSEMENT

Although each of our directors owns shares of our common stock, no salary or other compensation will be paid to our directors for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe our non-executive directors would be considered “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that all of such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations.

WE MAY CHOOSE TO REDEEM OUR OUTSTANDING WARRANTS AT A TIME THAT OUR WARRANT HOLDERS MAY NOT WISH TO EXERCISE THEIR WARRANTS OR MAY NOT HAVE THE FINANCIAL CAPABILITY TO EXERCISE THEIR WARRANTS.

Subject to there being a current prospectus under the Securities Act of 1933 with respect the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $10.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when the holders may not wish to do so or do not have the financial capability to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

ALTHOUGH WE ARE REQUIRED TO USE OUR BEST EFFORTS TO HAVE AN EFFECTIVE REGISTRATION STATEMENT COVERING THE ISSUANCE OF THE SHARES UNDERLYING THE WARRANTS AT THE TIME THAT OUR WARRANT HOLDERS EXERCISE THEIR WARRANTS, WE CANNOT GUARANTEE THAT A REGISTRATION STATEMENT WILL BE EFFECTIVE, IN WHICH CASE OUR WARRANT HOLDERS MAY NOT BE ABLE TO EXERCISE OUR WARRANTS.

Holders of our warrants will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of this offering to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. If we fail to register the shares of common stock underlying the warrants or have them qualified for an exemption under the securities laws of the states of residence of the holders of our warrants, the warrants may be deprived of any value and the market for the warrants may be limited. In such a circumstance, we are not obligated to pay cash or other consideration to the holders of the warrants and the warrants could become worthless and later expire unexercised and unredeemed.

In addition, we have agreed to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrant holders, to the extent an exemption is not available and if permitted by the blue sky laws of such jurisdictions. However, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

THE HOLDERS OF THE WARRANTS PURCHASED IN THE PRIVATE PLACEMENT MAY EXERCISE THEIR WARRANTS EVEN IF HOLDERS OF THE WARRANTS PURCHASED IN THIS OFFERING MAY NOT BE ABLE TO EXERCISE THEIR WARRANTS.

Because the warrants we sold in the private placement to InterAmerican Capital Partners II LLC (an entity wholly-owned by certain of our officers) and affiliates, together with one of our special advisors will be issued pursuant to an exemption from the registration requirements under the federal securities laws, the holders of the warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. The holders of the warrants purchased in this offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise. As a result, the exercise of the warrants issued in the private placement would have a dilutive effect on the warrants purchased in this offering and could cause the price of our common stock to drop below the exercise price of the warrants and cause the trading price of the warrants to decline or make the warrants worthless.

RISKS ASSOCIATED WITH OPERATING A TARGET BUSINESS IN A FOREIGN COUNTRY

IF SOCIAL UNREST, ACTS OF TERRORISM, REGIME CHANGES, CHANGES IN LAWS AND REGULATIONS, POLITICAL UPHEAVAL, OR POLICY CHANGES OR ENACTMENTS OCCUR IN A COUNTRY IN WHICH WE MAY OPERATE AFTER WE EFFECT A BUSINESS COMBINATION, IT MAY RESULT IN A NEGATIVE IMPACT ON OUR BUSINESS.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

ANY DEVALUATION IN CURRENCIES, HIGH LEVELS OF INFLATION OR INCREASE IN INTEREST RATES IN A COUNTRY IN WHICH WE MAY OPERATE AFTER WE EFFECT A BUSINESS COMBINATION COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND COULD CAUSE THE COST OF A TARGET BUSINESS AS MEASURED IN DOLLARS TO INCREASE.

After we effect a business combination, our business may be significantly affected by the general condition of another country’s economy, including, among other things, the rate of inflation, interest rates, and exchange rates for, or exchange controls affecting, local currencies. Decreases in the growth rate of a country’s economy, periods of negative growth and/or increases in inflation or interest rates may result in lower demand for products, lower real pricing of our products or a shift to lower margin products. To the extent that a large percentage of our costs and expenses are fixed, we may not be able to reduce costs and expenses upon the occurrence of any of these events, and our profit margins may suffer as a result.

A substantial increase in a country’s inflation rate could have the effect of increasing our costs, including salaries, raw materials and supplies, purchased services and other costs denominated in local currency, which could adversely affect our results of operations and financial condition. High levels of inflation may also affect the balance of trade between the United States and the country at issue, which could also adversely affect our results of operations.

Currency fluctuations may have an adverse effect on our financial position, results of operations and cash flows in future periods. Marked depreciation or appreciation of the local currency relative to the U.S. dollar could increase costs in the U.S. or in another country or expose us to risk with respect to our assets and liabilities denominated in a particular currency, and thereby may negatively affect our financial position and results of operations. A severe devaluation or depreciation of a local currency may also result in disruption of the international foreign exchange markets and may limit our ability to transfer or to convert such currency into U.S. dollars for the purpose of making timely payments of interest and principal on any U.S. dollar-denominated debt or obligations in other currencies.

BECAUSE OF THE COSTS AND DIFFICULTIES INHERENT IN MANAGING CROSS-BORDER BUSINESS OPERATIONS, OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY IMPACTED.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. In addition, language difficulties and technological barriers, such as issues relating to computer and phone systems, can greatly exacerbate the problems that result from this lack of experience. Even with a seasoned and experienced management team located in both the U.S. and any country in which we may acquire a business or move its operations, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

BECAUSE MANY COUNTRIES HAVE DIFFICULT AND UNPREDICTABLE LEGAL SYSTEMS AND UNDERDEVELOPED LAWS AND REGULATIONS THAT ARE UNCLEAR AND SUBJECT TO CORRUPTION AND INEXPERIENCE, IT MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience. Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

IF RELATIONS BETWEEN THE UNITED STATES AND A FOREIGN GOVERNMENT DETERIORATE, IT COULD CAUSE POTENTIAL TARGET BUSINESSES OR THEIR GOODS AND SERVICES TO BECOME LESS ATTRACTIVE.

The relationship between the United States and foreign governments is subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing operations.

IF WE DETERMINE TO CHANGE DOMICILES IN CONNECTION WITH A BUSINESS COMBINATION, THE NEW JURISDICTION’S LAWS WILL LIKELY GOVERN ALL OF OUR MATERIAL AGREEMENTS AND WE MAY NOT BE ABLE TO ENFORCE OUR LEGAL RIGHTS.

In connection with a business combination, we may determine to relocate the home jurisdiction of our business from Delaware to a jurisdiction outside of the United States. If we determine to do this, the new jurisdiction’s corporate law will control our corporate governance requirements and will determine the rights of our stockholders. The new jurisdiction’s corporate law may provide less protection to our stockholders than is afforded by Delaware law. In addition, upon reincorporation, we may become a ‘‘foreign private issuer’’ for purposes of United States securities laws, which means that we may be subject to less stringent reporting requirements and that some provisions of the United States securities laws (such as the proxy rules and the short-swing trading rules) would not apply to us. In addition, if we were to relocate to a foreign jurisdiction, whether or not we reincorporate outside the United States, the new jurisdiction’s laws will likely govern all of our material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements in a new jurisdiction could result in a significant loss of business, business opportunities or capital. Any such reincorporation will likely subject us to foreign regulation, including foreign taxation.

BECAUSE WE MAY ACQUIRE AN OPERATING BUSINESS OR CONDUCT OPERATIONS OUTSIDE OF THE UNITED STATES, WE MAY BE UNABLE TO ENFORCE OUR LEGAL RIGHTS AGAINST FOREIGN PERSONS.

The laws of a foreign jurisdiction may govern all or many of our material business and operating agreements. We cannot assure you that we will be able to enforce any of our material agreements or that sufficient remedies will be available in applicable foreign jurisdictions. Even if we are able to obtain judgments from a United States court with regard to a material agreement against a foreign person, we may not be able to enforce such judgments outside of the United States. The inability to enforce or obtain a remedy under any of our future agreements may have a material impact on our future operations. Further, because certain of our directors reside outside of the United States, it may be difficult for investors in the United States to effect service of process upon such directors, to enforce their legal rights under Federal securities laws against such directors or to enforce judgments of United States courts against such directors.

Item lB. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We maintain our principal executive offices at 2918 Fifth Avenue South, Suite 209, San Diego, California 92103. The cost for this space is included in the $10,000 per-month fee InterAmerican Advisors, LLC charges us for general and administrative services and which commenced on the effective date of our initial public offering pursuant to a letter agreement between us and InterAmerican Advisors, LLC. We believe, based on rents and fees for similar services in the metropolitan area of San Diego, that the fee charged by InterAmerican Advisors, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal period ended December31, 2007.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock, warrants and units of InterAmerican Acquisition Group, Inc. are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market.  Our common stock, warrants and units trade under the symbols IAQG, IAQGW and IAQGU respectively. The company’s units commenced public trading on September 5, 2007 and its common stock and warrants commenced public trading on September 20, 2006.  The quantities of our securities and number of shareholders of record for each are shown in the table below as of the dates shown:

	As of December 31, 2007		As of March 28, 2008
	Number Issued and Outstanding	Number of Shareholders of Record	Number Issued and Outstanding	Number Issued and Outstanding

Common Stock	5,609,843	9	5,766,293	9
Warrants	5,359,843	3	5,516,293	3
Units	1,390,157	1	1,233,707	1

The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the InterAmerican Acquisition
Group, Inc. common stock, warrants and units as reported by NASDAQ. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.
	InterAmerican Acquisition Group, Inc
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007 Third Quarter	$7.24	$7.19	$1.06	$0.99	$8.11	$8.07
2007 Fourth Quarter	$7.24	$7.19	$1.23	$1.20	$8.40	$8.39

Source: NASDAQ. Prices shown reflect inter-dealer prices without retail markup, markdown or commissions if applicable

On March 31, 2008, the closing prices of the common stock, units and warrants of InterAmerican Acquisition Group, Inc. were $7.42, $9.10 and 1.68, respectively.

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the period of this annual report no sales of unregistered securities occurred and there were no securities authorized for issuance under any equity compensation plan.

In May 2005, we issued 1,250,000 shares of our common stock for $15,000 in cash, at a purchase price of $0.012 per share (giving retroactive effect to a 2-for-5 reverse stock split we effected in December 2005, a reallocation of shares among our officers and directors, a 1.25-for-1 stock split we effected in April 2006, a 1.44-for-1 stock split we effected in May 2006, a 1-for-2.16 reverse stock split effected in June 2007, a transfer of 325,000 shares from our existing stockholders to our special advisors in June 2007 and a transfer of an aggregate of 189,000 shares from our special advisor, Richard Propper, to our two executive officers in August 2007). The shares are now owned by the following stockholders:

Name	Number of Shares	Relationship to Us

William C. Morro	508,837	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Dr. Richard N. Sinkin	339,225	Chief Operating Officer, Secretary and Director
Richard M. Wolfson	46,250	Director
InterAmerican Capital Partners II LLC	173,438	Stockholder
James Bazet	23,125	Director
Dr. Herminio A. Blanco Mendoza	23,125	Director
Richard Propper	61,000	Special Advisor
Steven Oliveira	75,000	Special Advisor

	1,250,000

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed under the Securities Act of 1933 (File No. 333-12558), and which related to the initial public offering of our units, was September 4, 2007. Each unit consisted of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock. A total of 5,750,000 units were registered at a proposed maximum aggregate offering price of $46,000,000.

The company’s initial public offering was consummated on September 10 and 11, 2007. The underwriters of the offering were Chardan Capital Markets, LLC, Maxim Group LLC, Early Bird Capital, Inc., Broadband Capital Management LLC and Newbridge Capital LLC.  A total of 5,750,000 units were sold in the offering for an aggregate offering price of $46,000,000. Each of our units commenced trading its component share of common stock and warrant separately on September 20, 2007.

The net proceeds to us from the sale of our Units, after deducting offering expenses of $1,021,967 (some of which were not paid at closing) and underwriting discounts of $3,560,000 (including $2,070,000 placed in the Trust Account representing a deferred underwriters’ discount) was $41,418,033.  Additionally, we received $1,500,000 from the contemporaneous sale of warrants to InterAmerican Capital Partners II, LLC and affiliates and one of our special advisors.  $45,160,000 plus after-tax interest income earned on that amount (less up to $950,000 of such after-tax income which may be released to the Company upon demand) is being held in a Trust Account and the remaining funds (including up to $950,000 of after-tax income on the funds held in the Trust Account that may be released to the Company) are being held outside of the trust. The funds outside the Trust Account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We expect to use substantially all of the net proceeds of the initial public offering and warrant sale to acquire a target business (including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination) and to redeem for cash shares from dissenting stockholders, if any.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business.  If we are unable to complete a business combination within the time allowed, then we would be forced to liquidate and funds in the Trust Account plus any remaining funds outside the Trust Account would be liquidated to our public shareholders.

We may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We anticipate that we would only consummate such a financing simultaneously with the consummation of a business combination, although nothing would preclude us from raising more capital in anticipation of a possible business combination. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate or liquidate.  None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Other than reimbursement of out-of-pocket expenses totaling $77,323 incurred in connection with our initial public offering, no expenses of the offering were paid to any of our officers and directors or any of their respective affiliates. We did, however, repay InterAmerican Advisors, LLC, an affiliate of our management, for loans, temporary advances and accrued interest thereon that it made to us prior to the consummation of the initial public offering. The aggregate amount of principal on such loans and advances was $141,000  and the accrued interest was $12,678. All the funds held in the trust account have been invested in either invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government Treasury Bills or Money Market Accounts.

Working Capital/Liquidation Funding

Based on the experience of our management, we believe we will have sufficient available funds outside of the Trust Account that we will not need to raise additional funds in order to meet all of our expenses incurred while seeking, evaluating and closing an initial business combination, however, there can be no assurance that the funds available outside the trust will be sufficient for this purpose.  If the funds available outside of the Trust Account are not sufficient for such purpose, we may have to raise additional debt or equity capital to fund the business operations while we are pursuing a business combination.  There is no assurance that such financing would be available on acceptable terms, if at all, and if additional funds are needed but are not available, we may be forced to liquidate.  Except as described in the following paragraphs, none of our management or directors or their affiliates have any obligation or commitment to provide additional financing for the company.

Pursuant to the terms of the trust agreement between us and Continental Stock Transfer & Trust Company, if we are compelled to liquidate, we will seek to do so through a plan of dissolution and distribution and the company will pay the costs of such dissolution, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account. To the extent such funds are not available, InterAmerican Capital Partners II LLC has agreed to advance us the necessary funds and has agreed not to seek repayment for such expenses, though it has not taken a reserve for this possibility and there can be no assurance that it will be able to meet its obligations under this agreement. In addition, if we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, William C. Morro, our chief executive officer, chief financial officer and chairman of our board of directors and Dr. Richard N. Sinkin, our chief operating officer, secretary and a member of our board of directors, have severally (but not jointly) agreed, pursuant to agreements with us and Chardan Capital Markets, LLC, that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40%, respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the trust, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against us for some unforeseen event, claims against us brought by a target business for breach of contract or breach of a confidentiality agreement with a potential target. We will bring an action against either of our executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to us in the director and officer questionnaires provided to us in connection with this offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, we have not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than as described above. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of such creditors.

Repurchases of Equity Securities

None

Item 6. Selected Financial Data.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited for the year ended December 31, 2007 by McGladery & Pullen, LLP and for the year ended December 31, 2006 by Goldstein Golub Kessler LLP, independent registered public accounting firms, as indicated in their reports included elsewhere herein.

	Year Ended December 31, 2007	Year Ended December 31, 2006

Income statement data

Interest income	$565,230	$-

Total Expenses	314,659	14,844

Net profit/(loss) before income tax provision	250,571	(14,844)
Provision for income taxes	100,078	-

Net Income/(Loss)	$150,493	$(14,844)

Weighted average shares outstanding - Basic and diluted	3,029,110	1,250,000

Net earnings/(loss) per share - Basic and Diluted	$0.05	$(0.01)

Balance sheet data
	December 31, 2007	December 31, 2006

Cash	$15,533	$440
Investments held in trust	45,517,583	-
Other current assets	87,871	-
Other assets	57,610	741,533

Total assets	$45,678,597	$741,973

Total liabilities	2,621,063	752,965
Common stock, subject to possible redemption	8,609,194	-
Total stockholders' equity	34,448,340	(10,992)

Total liabilities and stockholders equity	$45,678,597	$741,973

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto contained in this Annual Report on Form 10-K and the Company’s audited financial statements and notes thereto included in our Final Prospectus filed with the SEC on September 5, 2007, our Quarterly Reports on Form 10-Q on October 25, 2007 and November 19, 2007 and our filings on Form 8-K filed with the SEC on September 17, 2007 and September 20, 2007.

We were formed on May 10, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the manufacturing or service sector domiciled anywhere in the world that has a fair market value of at least 80% of our net assets (all of our assets, including the funds held in the trust account, less our liabilities, but excluding any funds (net of taxes payable) held in the trust account for the benefit of the underwriters) at the time of the acquisition, provided that the target business is not a start-up or development-stage company or an affiliate of management. We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated. We intend to use cash derived from the proceeds of our Offering and concurrent warrant sale, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.

Since our Offering, we have been actively searching for a suitable business combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of our initial public offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a business combination, or return the proceeds of the initial public offering held in the Trust Account to investors. Consistent with the disclosures in our prospectus, we have focused our search on manufacturing and service-sector companies that have the potential to expand their operating scope in Mexico/Latin America, but we may acquire a business that would benefit from extending operations to other areas of the world and we have no restrictions with respect to the geographic area in which the target business operates. We cannot assure investors that we will find a suitable business combination in the allotted time.

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, the warrant sale, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our current stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock or preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets, if our operating revenues after an initial transaction were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We anticipate that we would only consummate such a financing simultaneously with the consummation of a business combination, although nothing would preclude us from raising more capital in anticipation of a possible business combination.

RESULTS OF OPERATIONS

Through December 31, 2007, our efforts have been primarily organizational activities, activities relating to our Offering and active searching for a target company to do a business combination. We have neither engaged in any operations nor generated any operating revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning September 10, 2007 (the date of the consummation of our Offering) until our consummation of a business combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

Net income for the twelve months ended December 31, 2007 was $150,493 which consisted of $565,230 in interest income, partially offset by $100,078 in income taxes and $314,659 in expenses consisting of $21,244 for D&O and other insurance, $21,871 for legal fees, $35,722 for travel expenditures, $149,350 for Delaware and California franchise taxes, $4,913 of interest expense on funds borrowed from InterAmerican Advisors, LLC, an affiliate of our management,  $36,333 paid to InterAmerican Advisors LLC for our office space and other general and administrative services, $986 of other interest expense, $11,152 for Trust Account administration, $13,403 for audit and accounting support, $8,152 for printing, $10,000 for consulting services to related to insurance and valuation matters and $1,534 for other expenses. Funds from the Trust Account will be used to pay taxes including taxes due on interest accrued on the funds held in the Trust Account. In 2007, $7,500 was withdrawn from the Trust Account for payment of taxes and was being held by us in our operating account at year-end in anticipation of payment to federal and state governments and $200,000 was withdrawn to fund our working capital and pay operating expenses of the business.

Net loss for the period from May 10, 2005 (Inception) to December 31, 2006 was $(25,992) which consisted of $0 in interest income offset by $25,992 in expenses which consisted of $4,775 of organization costs, $11,231 of Franchise Tax, $7,765 of interest expense on funds borrowed from InterAmerican Advisors, LLC, an affiliate of our management and $2,221 of other expenses.

Net income for the cumulative period from inception (May 10, 2005) to December 31, 2007 was $124,501 which consisted of $565,230 in interest income, partially offset by $100,078 in income taxes and $340,651 in expenses consisting of $21,244 for D&O and other insurance, $26,626 for legal fees, $37,099 for travel expenditures, $160,418 for Delaware franchise taxes, $12,678 of interest expense on funds borrowed from InterAmerican Advisors, LLC, an affiliate of our management,  $36,333 paid to InterAmerican Advisors LLC for our office space and other general and administrative services, $11,152 for Trust Account administration, $13,403 for audit and accounting support, $8,152 for printing, $10,000 for consulting services to related to insurance and valuation matters and $3,528 for other expenses. Funds from the Trust Account will be used to pay any taxes resulting from interest accrued on the funds held in the Trust Account. $7,500 was withdrawn from the Trust Account from inception to December 31, 2007 and was being held by us at year-end in anticipation of payment of federal and state taxes for 2007.

The net proceeds to us from the sale of our Units, after deducting offering expenses of $1,021,967 and underwriting discounts of $3,560,000 (including $2,070,000 placed in the Trust Account representing a deferred underwriters’ discount) was $41,418,033.  Additionally, we received $1,500,000 from the contemporaneous sale of warrants to InterAmerican Capital Partners II, LLC and affiliates and one of our special advisors.  Upon closing of the initial public offering and warrant sale, including deferred underwriter’s commissions of $2,070,000, $45,160,000 was placed in the Trust Account. The remaining proceeds of $2,340,000 were used to pay expenses of the offering and to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the Trust Account (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target.

At December 31, 2007, we had cash outside of the Trust Account of $15,533, investments held in the Trust Account of $45,378,925 plus accrued interest receivable on those investments of $138,657 , prepaid expenses of $87,871, other assets of $57,610 and total liabilities of $2,621,063, excluding shares subject to redemption. We believe that the funds available to us outside of the Trust Account (including an additional $750,000 in after-tax interest that we are permitted to draw from the Trust Account) are sufficient to allow us to operate until September 5, 2009, assuming that an initial transaction is not consummated during that time. The funds held outside of the Trust Account (excluding amounts held for payment of taxes) plus the amount that we are permitted to draw from the Trust Account totaled $757,033 as of December 31, 2007, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, depending upon the type, size and nature of any possible business combination, we may need to do so. It is possible that the Company could use a portion of the funds that can be drawn from the Trust Account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to finding a suitable business combination without securing additional financing. If it were unable to secure additional financing, the company would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the company’s stockholders.

In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. Subject to compliance with applicable securities laws, we would only anticipate consummating such a fund-raising simultaneously with the consummation of an initial transaction.

We currently pay InterAmerican Advisors, LLC an affiliate of our management, an aggregate fee of $10,000 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by InterAmerican Advisors, LLC.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

On September 4, 2007 we sold 1,000,000 warrants in a private placement to InterAmerican Capital Partners II, LLC and affiliates and one of our Special Advisors. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants were sold at a price of $1.50 per warrant, generating net proceeds of $1,500,000.

On September 10 and 11, 2007 we consummated our initial public offering of 5,750,000 Units. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

The net proceeds to us from the sale of our Units, after deducting offering expenses of $1,021,967 (some of which were not paid at closing) and underwriting discounts of $3,560,000 (including $2,070,000 placed in the Trust Account representing a deferred underwriters’ discount) was $41,418,033.  Additionally, we received $1,500,000 from the contemporaneous sale of warrants to InterAmerican Capital Partners II, LLC and affiliates and one of our special advisors.  $45,160,000 plus after-tax interest income earned on that amount (less up to $950,000 of such after-tax income which may be released to the Company upon demand) is being held in a Trust Account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee and the remaining funds (including up to $950,000 of after-tax income on the funds held in the Trust Account that may be released to the Company) are being held outside of the Trust Account. The funds outside the Trust Account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  As of December 31, 2007, we had drawn $200,000 (of the $950,000 permitted) from the interest earned net of taxes on the Trust Account; we had a cash balance of $15,533; and $153,484 of the expenses incurred to complete our initial public offering remained unpaid.  We do not believe we will need to raise additional funds in order to meet the expenditures required to consummate a business combination before September 4, 2009, however there can be no assurance that the company will have sufficient funds to meet the expenditures required to complete a business combination within the time allowed. If it does not, it will be forced to liquidate.

It is also possible that we would be compelled to use a portion of our working capital to make a deposit, a down payment, a lock-up payment or fund a ‘‘no-shop’’ provision with respect to a particular proposed business combination, although we do not have any current intention to do so. If we did, the amount that would be used as a down payment or lock-up payment would be determined based on the terms of the specific business combination and the amount of our available funds at the time. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding another suitable business combination without securing additional financing.

We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable if and when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate or liquidate. If the company is forced to liquidate, it would result in a loss of a portion of your investment. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Over the time period from the effective date of our initial public offering (September 4, 2007) to September 5, 2009, we currently anticipate incurring expenses for the following purposes:

•	legal, accounting and other expenses attendant to due diligence investigations, structuring and negotiation of a Business Combination;

•	due diligence of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	administrative fees (including $10,000/month for up to 12 months payable to InterAmerican Advisors, LLC, a company owned by our management);

•
working capital, director and officer liability insurance premiums and reserves (including potential deposits, down payments or funding of a “no-shop” provision in connection with a particular Business Combination and dissolution obligations and reserves, if any).

In addition, prior to completion of our initial public offering, InterAmerican Advisors, LLC, a company owned by our management, loaned us an aggregate of $141,000 for payment of offering expenses on our behalf. These advances, together with interest of approximately $12,678 were repaid on September 10, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses.

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter’s fee of $2,070,000) at the time of such acquisition. If we consummate multiple Business Combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

If we are unable to find a suitable target business by March 4, 2009, or September 4, 2009 if a letter of intent, agreement in principle or a definitive agreement has been executed by March 4, 2009, we will be forced to liquidate.  If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit price in our initial public offering because of the underwriting commissions and expenses related thereto and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the funds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our Offering are equity-linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. For a more complete discussion of the treatment of the warrants, see footnote 1 to the financial statements.

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. The securities held in the Trust Account are in the name of InterAmerican Acquisition Group, Inc.

Contractual Obligations

In connection with our Offering, Chardan Capital Markets (on behalf of the underwriters) has agreed to defer payment of ($2,070,000) until completion of a business combination. Until a business combination is complete, these funds will remain in the Trust Account. If the Company does not complete a business combination then the underwriters’ deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

Other than contractual obligations incurred in the ordinary course of business and an agreement with InterAmerican Advisors, LLC to provide office and administrative services through September 4, 2009 for total consideration of up to $120,000, we do not have any other long-term contractual obligations.

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant.

   Item 8. Financial Statements and Supplementary Data.

The following financial statements and the footnotes thereto are included in the section beginning on Page F-1:

1. Report of Independent Registered Public Account Firms.
2. Balance Sheet as of December 31, 2007.
3. Statement of Operations of the period May 10, 2005 (date of inception) to December 31, 2007
4. Statement of Stockholder’s Equity for the period May 10, 2005 (date of inception) to December 31, 2007.
5. Statement of Cash Flows for the period May 10, 2005 (date of inception) to December 31, 2007.
6. Notes to Financial Statements.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of William Morro, our principal executive and Financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, Mr. Morro concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers and Special Advisors of the Registrant.

Our current directors and executive officers are as follows:

Name	Age	Position
William C. Morro	54	Chairman, Chief Executive and Chief Financial Officer
Richard N. Sinkin, PhD	64	Chief Operating Officer, Secretary and Director
James Bazet	60	Director
Dr. Herminio A. Blanco Mendoza	55	Director
Richard M. Wolfson	40	Director

William C. Morro    has served as chairman of the board and chief executive officer since our inception and as our chief financial officer since December 5, 2005. Since November 2001, Mr. Morro has been a partner with the InterAmerican Group, an advisory and investment firm focusing on cross-border transactions. In October 1996, Mr. Morro founded the U.S. Merchant Bank for the Bank of Montreal Group of Companies – BMO Nesbitt Burns Equity Group (US), Inc. and was its president until October 2001. From 1991 to 1996, Mr. Morro was employed by Heller Financial, Inc., and from June 1994 to October 1996 served as president of its SBIC, Heller Investments, Inc. (HII). Since 1991, Mr. Morro has accumulated experience with the acquisition and management of middle-market companies, having participated as an investment principal in 55 acquisition or divestiture transactions. Prior to joining HII, Mr. Morro was a principal and shareholder of the general management consulting firm, Cresap, McCormick and Paget (now owned by Towers, Perrin). Before joining Cresap, Mr. Morro worked for two years as a Development Engineer for Union Carbide Corporation and he earned a Masters degree from the Kellogg Graduate School of Management at Northwestern University. His undergraduate degree is from Dartmouth College, where he studied chemistry and engineering.

Dr. Richard N. Sinkin    has served as chief operating officer and a member of our board of directors since our inception and as our secretary since December 5, 2005. From 2000 until the present, Dr. Sinkin has acted as the managing partner of Strategies International d/b/a InterAmerican Holdings. In 2002, Dr. Sinkin officially became a partner in the InterAmerican Group, providing advisory and consulting services and equity financing to middle market companies interested in cross-border projects. In 1987 Dr. Sinkin founded InterAmerican Holdings Co., an international consulting business and predecessor to the InterAmerican Group. From June 1987 to October 2000, Dr. Sinkin was the president of Strategies International. Strategies International d/b/a InterAmerican Holdings was founded in 1987 and is the predecessor company to InterAmerican Advisors. It provides international business consulting services to companies and institutions seeking to establish a marketing or manufacturing presence in Latin America. It also assists certain non-profit organizations, such as the University of California San Diego, in the development of their international educational programs. He is a specialist in setting up offshore manufacturing operations, particularly in Mexico, where he has directed the start-up of 27 factories. Prior to forming InterAmerican, Dr. Sinkin, who holds his doctorate degree in Latin American history, was the vice president of the Institute of the Americas in La Jolla, California, a center of private and public sector collaboration on Latin American business issues. From 1982 to 1985, Dr. Sinkin was a director of Texas Bank in San Antonio, Texas. From 1981 to 1986, he was the executive director of the Latin American Studies Association. In 1979, he was appointed Senior Policy Analyst at the U.S. Department of State, Agency for International Development. From 1969 to 1986, Dr. Sinkin was a professor of Latin American history at the University of Texas at Austin. Dr. Sinkin is an elected member of the Council on Foreign Relations in New York, the Pacific Council on International Policy in Los Angeles, and the San Diego Dialogue in San Diego. He serves on the board of directors of the Immigration Museum of New Americans in San Diego, and the International Advisory Boards of two University of California San Diego organizations: the Graduate School of International Relations and Pacific Studies and the Center for US-Mexican Studies. He received a B.A., M.A., and Ph.D. from the University of Michigan.

James Bazet    has served as a member of our board of directors since our inception. Mr. Bazet has been the president, chief executive officer and a director of Cobra Electronics Corporation, a public company based in Chicago with offices in Hong Kong and Ireland, since 1998. Cobra designs and markets products primarily for consumer markets in North America and Europe. Under Mr. Bazet’s leadership, Forbes Magazine named Cobra one of the Best 200 Small Companies in America in both 2000 and 2001. Since becoming president and chief executive officer of Cobra in 1998, Mr. Bazet has overseen global sourcing of the company’s products, particularly in Asia, as well as of distribution into new markets for the company in Europe. Prior to assuming leadership of Cobra, Mr. Bazet served as chief operating officer of Ryobi America from 1994 to 1998 and as chief executive officer of Code-A-Phone Corporation from 1991 to 1994. Mr. Bazet received a B.S. degree in Finance from Nicholls State University in Louisiana.

Dr. Herminio A. Blanco Mendoza    has served as a member of our board of directors since our inception. Dr. Blanco has been the chief executive officer of Soluciones Estrategicas, an international consulting firm based in Mexico City that specializes in advising multinational clients on international trade and investment issues, since January 2002. Since April 2004, he has been a member of the Board of Directors of Banco Latino Americano de Exportaciones (listed on the NYSE as BLADEX), CYDSA (a Mexican chemical and textile manufacturing group), and BANORTE. During 2001, prior to founding Soluciones Estrategicas, Dr. Blanco advised governments and corporations on international trade issues. He served as Secretary of Commerce and Industrial Development for Mexico for the entire term of the Zedillo administration (1994 – 2000). Before 1994 he served under three presidential administrations in federal level Mexican government positions including: Chief Negotiator of NAFTA, Undersecretary of International Trade and Economic Advisor to the President. Dr. Blanco has held academic teaching positions at Rice University, Instituto Tecnológico Autónomo de México and El Colegio de México. He received his undergraduate degree (B.A. in Economics) from Instituto Tecnológico de Estudios Superiores de Monterrey and was awarded a Masters and Ph.D. in Economics from the University of Chicago.

Richard M. Wolfson    has served as a member of our board of directors since our inception. From inception until December 5, 2005, Mr. Wolfson also served as our chief financial officer and secretary. Mr. Wolfson has been actively executing or guiding investment transactions for the bulk of his professional career. Since January 31, 2006, Mr. Wolfson has served as vice president, general counsel and secretary of Clarcor Inc., a public company listed on the New York Stock Exchange. In July 2001, Mr. Wolfson joined with Mr. Morro and Dr. Sinkin (former clients) to form the InterAmerican Group. Prior to joining InterAmerican, from April 2000 to July 2001 Mr. Wolfson served as EVP of Business Development for Education Networks of America, a provider of internet services to K-12 public schools. From July 1991 to April 2000, Mr. Wolfson was a partner with the Chicago office of Baker & McKenzie, where Mr. Wolfson specialized in M&A and complex cross-border transactions for numerous public and private company clients, with a focus on Latin America and Europe. Mr. Wolfson received his undergraduate degree from Colgate University and holds a JD with distinction from Northwestern University School of Law.

We have fixed the number of our board of directors at six. Five of the board positions are filled by Messrs. Morro, Sinkin, Bazet, Blanco, and Wolfson and one position is vacant. We had intended to fill the current vacancy in our board of directors by December 31, 2007, but our board has elected to postpone doing so until a business combination candidate has been identified and we can recruit an individual with relevant experience to the position. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dr. Herminio A. Blanco Mendoza, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Bazet and Mr. Wolfson, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Morro and Dr. Sinkin, will expire at the third annual meeting.

Our board is expected to participate in identifying and evaluating prospective business combination candidates, selecting the target business, and guiding the structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

Special advisors
As described below, our special advisors are experienced with blank check companies that have completed offerings similar to this offering. They have agreed to treat our proprietary information confidentially and to be reasonably available on request to advise our board of directors on matters related to the offering and completing a subsequent business combination. Our special advisors purchased shares of our common stock prior to the offering, and as described elsewhere in this prospectus, have agreed to be treated similarly to members of management and the board of directors with respect to the voting and disposition of those shares. Our special advisors owe no fiduciary duties to us as officers or directors or in their capacity as advisors.

Dr. Richard D. Propper will serve as one of our special advisors. Dr. Propper is an officer and director of several companies that have completed or are pursuing offerings similar this offering, including Chardan China North Acquisition Corp, Chardan China South Acquisition Corp. and Chardan China Acquisition Corp. In August 2003, he formed: Chardan Capital, LLC, a venture capital management and financial strategic consulting firm based in Southern California, and has been one of its managers since its formation. During this time, Dr. Propper has been focused principally on building business relationships between Chinese and U.S. companies. In 1984, he founded Montgomery Medical Ventures Funds, an early stage venture capital firm, and was the managing general partner until July 1993. He then pursued private investment activities from July 1993 until he formed Chardan Capital in August 2003. Dr. Propper received a B.S. from McGill University and an M.D. from Stanford University. He also spent ten years on the faculty of Harvard medical school as a research fellow and an assistant professor in pediatrics. Dr. Propper is the father of Kerry Propper, the Chief Executive Officer of Chardan Capital Markets, LLC, our lead underwriter.

Steven M. Oliveira will serve as one of our special advisors. Mr. Oliveira has been the President of Oliveira Capital, LLC since its inception in 2002. Prior to starting Oliveira Capital, Mr. Oliveira was a venture capitalist and investor in the biotechnology industry. Mr. Oliveira’s career in biotechnology began in 1992 as a Vice President at D. Blech and Company, an investment bank that specialized in financing emerging companies in the life sciences sector. In 1995, while a Managing Partner at CSO Ventures, Mr. Oliveira co-founded Depomed, Inc. and Siga Pharmaceuticals. Since starting Oliveira Capital, LLC in 2002, Mr. Oliveira has focused on investments in the biotechnology industry and Special Purpose Acquisition Companies (SPACs). Mr. Oliveira holds a Bachelor of Arts degree in Economics from Manhattan College.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. All of these reports were filed in a timely manner.

Code of Conduct and Ethics
We currently do no have a formalized code of ethics.  Upon consummation of a business combination we intend to adopt a code of ethics that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller or any persons performing similar functions.

Director Independence
Our board of directors has determined that Messrs. Bazet, Blanco and Wolfson are “independent directors” within the meaning of  Rule IOA-3 promulgated under the Securities and Exchange Act of 1934, as amended.

Board Committees
Our board of directors has an audit committee and a compensation committee.

Audit Committee

Our audit committee consists of James Bazet and Richard Wolfson. Mr. Bazet serves as the chairman of our audit committee. The independent directors we appointed to our audit committee are each an independent member of our board of directors, as defined by the rules of the SEC. Our board of directors has determined that Mr. Bazet qualifies as an “audit committee financial expert,” as such term is defined by SEC rules.

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit also approves the firm selected to be our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls and reimbursement of management’s out-of-pocket expenses, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and reviews all of our public financial reporting documents.  In the event that our audit committee (which consists of only two members) becomes deadlocked on any decision within the scope of its responsibility, the matter is determined by vote of all independent directors.

Audit Committee Pre -Approval Policies and Procedures

In accordance with Section 1OA(i) of the Securities Exchange Act of 1934 before the company engages its independent accountant to render audit or permitted non-audit services, such engagement is be approved by the board of directors or audit committee.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Wolfson and Mr. Bazet, each of whom is an independent director as defined by the rules of the SEC. Mr. Wolfson serves as Chairman of the compensation committee. The compensation committee is responsible for overseeing any compensation-related matters involving management.  It is also responsible for reviewing and approving any compensation arrangements or conflict-of-interest matters involving our management that may be negotiated or arise in conjunction with a business combination.  In the event that our compensation committee (which consists of only two members) becomes deadlocked on any decision within the scope of its responsibility, the matter is determined by vote of all independent directors.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:
•
None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the previous section entitled ‘‘Directors and Executive Officers.”

•
Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•
Since our directors own shares of our common stock which will be released from escrow only if a business combination is successfully completed, and will own warrants which will expire worthless if a business combination is not consummated, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of their stock. Our directors and officers may purchase units in this offering or in the open market and common stock in the open market and will vote these shares in accordance with the majority of the shares of common stock voted by the public stockholders on a proposal to approve a business combination and exercise their redemption rights in connection therewith.

•
The terms of any employment or consulting arrangements of our current management with the combined company post-business combination will be determined at the time management negotiates the terms of the business combination with the target business. Since our current management will be negotiating the terms of the business combination as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in negotiating terms favorable to the company in the acquisition agreement and at the same time negotiating terms in their employment or consulting arrangements that are favorable to them. Although management intends to fully exercise its fiduciary duty to negotiate terms in the acquisition agreement that will be in the best interests of the combined-company and its public stockholders, members of management will be negotiating terms in their employment or consulting agreements that are favorable to them.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any pre-existing fiduciary obligations he might have.

It is the intention of each officer and non-independent director (Morro and Sinkin) to present to us any business opportunities he is made aware of prior to presenting such opportunity to another entity and such officers and non-independent directors do not have any pre-existing fiduciary obligations to any entities that would prohibit this or cause a conflict of interest to exist with us. Our independent directors (Messrs. Bazet, Blanco and Wolfson) are subject to pre-existing fiduciary obligations to the entities that they serve as officers and/or directors and may present opportunities to such entities before presenting them to us.

Messrs. Morro and Sinkin are not currently involved in or a part of any private equity firm or fund other than as limited partners or passive investors with no role in identifying, selecting or disposing of investments. Instead, Messrs. Morro and Sinkin, through InterAmerican Advisors LLC, provide advisory services to U.S. and Canadian companies that are doing business in Latin America and elsewhere and to Latin American companies that are doing business in the U.S. and Canada. Their advisory services consist of evaluating third party arrangements, conducting due diligence and assisting in the negotiation of cross-border transactions. In providing these advisory services, Messrs. Morro and Sinkin are not analyzing target businesses or seeking acquisitions for InterAmerican Acquisition Group, Inc., instead they are providing advisory services to the clients of InterAmerican Advisors and in such capacity are precluded from activities that would conflict with their clients’ interests such as using information gathered for their own purposes or to benefit us. While Messrs. Morro and Sinkin have, in the past, invested personally (or through affiliated entities they have formed for the purpose of holding their investments) in private equity transactions, and are free to make such direct investments in the future, they have agreed, as mentioned above, to present to us prior to presenting such opportunity to another entity any investment or acquisition opportunities that we are permitted to make or that would be relevant to our business operations.

None of Messrs. Bazet, Blanco or Wolfson (the independent directors) is currently involved in or is a part of any private equity firm or fund. Unlike Messrs. Morro and Sinkin, none of these independent directors will be actively involved in seeking an acquisition target on our behalf. As directors of our company, these independent directors are expected to become involved in evaluating a potential acquisition target primarily after management has identified such a potential opportunity and presented it for them to consider on our behalf. These outside directors have duties as officers or directors of separate other entities that, like the duties of Messrs. Morro and Sinkin to the clients of InterAmerican Advisors LLC, preclude them from activities or sharing proprietary information that would conflict with the interests of their employers. Although none of their roles with their respective entities is focused on identifying and evaluating acquisitions, if any of the outside directors becomes involved in evaluating acquisitions or business combinations for these entities, they will have to maintain the confidentiality of that activity and the information they may learn would not be made available to us. The possibility exists that one or more of the independent directors could become aware of a potential acquisition, other than in connection with their duties as officers and directors of their respective employers, and could pass that information on to members of our management.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock which were owned prior to this offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in this offering. Any common stock acquired by existing stockholders in this offering or in the after market will be considered part of the holdings of the public stockholders. These existing stockholders will have the same rights as other public stockholders with respect to such shares, including voting and redemption rights in connection with a potential business combination. However, they will vote such shares on a proposed business combination in accordance with the majority of the shares of common stock voted by the public stockholders. In addition, they have agreed to waive their respective rights to participate in any liquidation including the liquidation of our trust account as part of our plan of dissolution and distribution to our public stockholders, as well as to vote for any plan of dissolution and distribution submitted to our stockholders, but only with respect to those shares of common stock acquired by them prior to this offering.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our existing stockholders. However, after completing our initial business combination and if we deem it to be in the best interest of our stockholders, we may enter into a business combination with an affiliate in subsequent business combinations.

Item 11. Executive Compensation.
Executive Compensation

No executive officer has received any cash compensation for services rendered. Commencing on the effective date of our initial public offering and for the 12 months thereafter, we have agreed to pay InterAmerican Advisors, LLC $10,00 per month for use of office space, utilities, administrative, technology and secretarial services. InterAmerican Advisors, LLC is owned by our management. This arrangement is being agreed to by Value Investments, LLC for our benefit and is not intended to provide compensation to our management in lieu of salary. We believe, based on rents and fees for similar services in the San Diego area, that the fee charged by InterAmerican Advisors, LLC is at least as favorable as we could have obtained from an unaffiliated third party. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, including our officers and directors or special advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Discussion and Analysis Summary Compensation Table
No compensation was paid or accrued during the fiscal year ended December 31, 2007 to (1) our President and Chief Executive and Chief Financial Officer or (2) our Chief Operating Officer and Secretary.  These two individuals are our only officers and the company has no employees receiving compensation. In the absence of any compensation, a summary compensation table is not applicable.

2007 Grants of Plan-Based Awards
There were no equity awards during the fiscal year ended December 31, 2007 to (1) our President and Chief Executive and Chief Financial Officer or (2) our Chief Operating Officer and Secretary.  These two individuals are our only officers and the company has no employees and made no equity awards during 2007.

Employment Agreement

The Company is not a party to any formal employment agreements.

Fiscal Year 2007 Stock Option Awards

The Company did not award any stock options in 2007.

Compensation Actions in 2007

The Company did not make any bonus or salary awards for performance during 2007, nor has it approved any stock option awards for 2007 performance.

Outstanding Equity Awards at Fiscal 2007 Year-End

There were no grants of stock options outstanding on December 31, 2007, the last day of the fiscal year, held by each of (1) our President and Chief Executive and Chief Financial Officer or (2) our Chief Operating Officer and Secretary.  These two individuals are our only officers and the company made no grants of stock options to any person during 2007.

2007 Option Exercises and Stock Vested

There were no exercises of options to purchase our common stock by (1) our President and Chief Executive and Chief Financial Officer or (2) our Chief Operating Officer and Secretary.  These two individuals are our only officers and no other person exercised options to purchase our common stock during 2007.  The company has not issued any stock to any person that is subject to vesting.

Pension Benefits

The Company does not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

The Company does not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change in Control

The Company is not party to any agreements, employment or otherwise, the terms of which obligate the Company to make payments and provide benefits to the Company’s executive officers in the event of a termination of employment.

2007 Director Compensation

No compensation was earned or paid by or to our non-employee directors in 2007.

Director Compensation Policy

The Company does not currently pay any fees to our directors.

Performance Graph

We have not included the performance graph index as we became a reporting company on September 4, 2007. We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors and special advisors; and
•	all our officers and directors and special advisors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)
William C. Morro	682,276	(2)	9.7%
Richard N. Sinkin, Ph D.	512,663	(2)(3)	7.3%
Richard M. Wolfson (6)	46,250		0.7%
James Bazet (7)	23,125		0.3%
Dr. Herminio A. Blanco Mendoza (8)	23,125		0.3%
Richard Propper (9)	61,000		0.9%
Steven Oliveira (10)	75,000		1.1%

All directors, executive officers and special advisors as a group (7 individuals)	1,250,000	(4)	17.9%	(5)

1.	Unless otherwise indicated below in notes 6-10, the business address of each of the individuals is 2918 Fifth Avenue South, Suite 209, San Diego, California 92103

2.
Includes 173,438 shares of common stock held by InterAmerican Capital Partners II LLC, a holding company owned by William C. Morro and Dr. Richard N. Sinkin. Mr. Morro holds 60% of the membership interests of InterAmerican Capital Partners II LLC and Dr. Sinkin holds 40% of the membership interests of InterAmerican Capital Partners II LLC. However, Messrs. Morro and Sinkin equally share ultimate dispositive and voting control over the shares of common stock held by InterAmerican Capital Partners II LLC and for that reason the impact of full beneficial ownership of InterAmerican Capital Partners II LLC is reflected in the table for each of Mr. Morro and Dr. Sinkin. If the percentage ownership for Mr. Morro and Dr. Sinkin were to be calculated based on their actual percentage holdings of InterAmerican Capital Partners II LLC membership interests, 104,063 shares would be allocated to Mr. Morro and 69,375 shares would be allocated to Dr. Sinkin and the percentage ownership for each respectively would be approximately and 8.8% and 5.8%, respectively, after the offering.

3.	Upon filling the vacancy in our board of directors, Dr. Sinkin will transfer up to 23,125 shares of common stock to our new director.

4.
Since the 173,438 shares of common stock owned by InterAmerican Capital Partners II LLC are included in the beneficial ownership calculations of both Mr. Morro and Dr. Sinkin, such shares are only counted once for purposes of this total.

5.
Since the 173,438 shares of common stock owned by InterAmerican Capital Partners II LLC are included in the beneficial ownership calculations of both Mr. Morro and Dr. Sinkin, such shares are only counted once for purposes of calculating the percentage of beneficial ownership of all officers, directors and special advisors as a group.

6.	The business address of Richard M. Wolfson is 840 Crescent Center Drive, Suite 600, Franklin, TN 37067.

7.	The business address of James Bazet is 6500 W. Cortland Street, Chicago, IL 60707.

8.	The business address of Dr. Herminio A. Blanco Mendoza is Acordada #47, San Jose Insurgentes Benito Juarez, Mexico, D.F. 03900 ( Mexico).

9.	The business address of Richard Propper is 625 Broadway, Suite 1111, San Diego, CA 92101.

10.	The business address of Stephen Oliveira is 18 Fieldstone Court, New York, NY 10956.

Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.  All of the shares of common stock outstanding prior to the date of our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	two years following the effective date of our initial public offering;
•	our liquidation; and
•
      the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of this prospectus.

Item 13. Certain Relationships and Related Transactions.

In May 2005, we issued 1,250,000 shares of our common stock for $15,000 in cash, at a purchase price of $0.012 per share (giving retroactive effect to a 2-for-5 reverse stock split we effected in December 2005, a reallocation of shares among our officers and directors, a 1.25-for-1 stock split we effected in April 2006, a 1.44-for-1 stock split we effected in May 2006, a 1-for-2.16 reverse stock split effected in June 2007, a transfer of 325,000 shares from our existing stockholders to our special advisors in June 2007 and a transfer of an aggregate of 189,000 shares from our special advisor, Richard Propper, to our two executive officers in August 2007). The shares are now owned by the following stockholders:

Name	Number of Shares	Relationship to Us
William C. Morro	508,837	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Dr. Richard N. Sinkin	339,225	Chief Operating Officer, Secretary and Director
Richard M. Wolfson	46,250	Director
InterAmerican Capital Partners II LLC	173,438	Stockholder
James Bazet	23,125	Director
Dr. Herminio A. Blanco Mendoza	23,125	Director
Richard Propper	61,000	Special Advisor
Steven Oliveira	75,000	Special Advisor

	1,250,000

Concurrently with the closing of the initial public offering, InterAmerican Capital Partners II, LLC and affiliates and one of our Special Advisors collectively purchased a combined total of 1,000,000 of our warrants from us at a price of $1.50 per warrant. These warrants, which we collectively refer to as the founders’ warrants, will not be sold or transferred by the purchasers who initially purchased these warrants from us until the completion of our initial business combination. The $1,500,000 purchase price of the founders’ warrants was added to the proceeds of the initial public offering to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described herein, then the $1,500,000 purchase price of the founders’ warrants will become part of the liquidation amount distributed to our public stockholders from our trust account as part of any plan of dissolution and distribution and the founders’ warrants will expire worthless.

The holders of the majority of the 1,250,000 shares are entitled to require us, on up to two occasions, to register these shares and the and the holders of a majority of the founders’ warrants are entitled to make up to one demand that we register such warrants pursuant to an agreement signed on the date of our initial public offering. The holders of the majority of the 1,250,000 shares can elect to exercise the registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, these securityholders have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before three years from the date of our initial public offering. In addition, these stockholders and the holders of the founding director warrants have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow or the founding director warrants become exercisable, as the case may be. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have agreed to pay InterAmerican Advisors, LLC $10,000 per month for use of office space, utilities, administrative, technology and secretarial services for up to 12 months. InterAmerican Advisors, LLC is owned by our management. Messrs. Morro and an affiliate of Dr. Sinkin own 3% and 97% of InterAmerican Advisors, LLC, respectively. The name of the affiliate of Dr. Sinkin is Sintrim Capital Corp., a Delaware corporation that is wholly controlled by Dr. Sinkin. Sintrim Capital Corp. is a holding company used by Dr. Sinkin to hold certain business assets.  Accordingly, each will benefit from the transaction to the extent of his respective interest in InterAmerican Advisors, LLC. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Morro and Sinkin compensation in lieu of a salary. We believe, based on rents and fees for similar services in the metropolitan area of San Diego, that the fee charged by InterAmerican Advisors, LLC is at least as favorable as we could have obtained from an unaffiliated person.

Each of Messrs. Morro and Sinkin is deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, William C. Morro, our chief executive officer, chief financial officer and chairman of our board of directors and Dr. Richard N. Sinkin, our chief operating officer, secretary and a member of our board of directors, have severally (but not jointly) agreed, pursuant to agreements with us and Chardan Capital Markets, LLC, that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40%, respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the trust, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against us for some unforseen event, claims against us brought by a target business for breach of contract or breach of a confidentiality agreement with a potential target. We will bring an action against either of our executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to us in the director and officer questionnaires provided to us in connection with this offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, we have not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than as described above.

If we are required to liquidate, we expect that all costs associated with the implementation and completion of our plan of dissolution and distribution, which we currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account, although we cannot assure you that there will be sufficient funds for such purpose. To the extent such funds are not available, the principals of InterAmerican Capital Partners II LLC have agreed to advance us the necessary funds and have agreed not to seek repayment for such expenses. However, there can be no assurance that they will be able to meet their obligations under this agreement. InterAmerican Capital Partners II LLC, a holding company owned by William C. Morro (60%) and Dr. Richard N. Sinkin (40%), owns 173,438 of our outstanding shares of common stock.

We will reimburse our officers and directors and special advisors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-

pocket expenses incurred by our officers and directors and special advisors will not be repaid out of proceeds held in trust until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors and special advisors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to the initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the media, entertainment and telecommunications industries. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the applicable industry.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us at that time, based upon other similar arrangements know to us, to be no less favorable than are available from unaffiliated third parties and any transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

In connection with our initial public offering, Chardan Capital Markets, LLC acting for the underwriters, has agreed to defer payment of $2,070,000 of underwriting fees until completion of a business combination, Until a business combination is complete, these funds will remain in the Trust Account. If the Company does not complete a business combination then the deferred fees will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

Item 14. Principal Accounting Fees and Services

Description of Professional Services

As previously disclosed in our January 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP ("GGK") became partners of McGladrey & Pullen, LLP ("M&P"). As a result, GGK resigned as auditors of the company effective January 28, 2008 and M&P was appointed as our independent registered public accounting firm in connection with our annual financial statements for the fiscal year ended December 31, 2007.

Audit Fees

The aggregate fees paid to GGK in 2007 which includes fees relating to the initial public offering and for the review of financial statements included in our quarterly reports on Form 10-QSB were approximately $44,500. The aggregate fees for professional services rendered by GGK in 2006, which includes fees related to the December 31, 2006 audit and fees relating to the initial public offering were approximately $33,000.  In addition, we expect to be billed approximately $25,000 by M&P in connection with our December 31, 2007 year-end audit.

Audit-Related Fees

Audit related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit related services rendered by GGK or M&P.

Tax Fees

There were no fees paid to GGK or M&P in 2007 for tax compliance.

Audit Committee Approval

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. A centralized service request function is used to provide an initial assessment of requests for services by the independent auditor. The request must be specific as to the particular services to be provided. Requests approved during the initial assessment are aggregated and submitted to the Audit committee for final approval. The independent auditor may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by the Company’s Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of the Company’s Consolidated Financial Statements. Each fiscal year, the Audit Committee may also specifically pre-approve certain audit services, audit-related services, tax services and other services. At the present time, the Audit Committee has not delegated any authority for approval of any services. All audit and permissible non-audit services provided by the independent auditor have been approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The financial statements filed as part of this report are listed in “Item 8 Financial Statements and Supplementary Data.”

Contents

Reports of Independent Registered Public Accounting Firms                            F-1--F-2
Audited Financial Statements

Balance Sheet                                                          F-3
Statement of Operations                                                    F-4
Statement of Stockholders’ Equity                                              F-5
Statement of Cash Flows                                                   F-6
Notes to Financial Statements                                                  F-7

Exhibits

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in this Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, at prescribed rates or on the SEC website at w.w.w.sec.gov.

3.1(a)         Second Amended and Restated Certificate of Incorporation*
3.1(b)        Certificate of Amendment to Second Amended and Restated Certificate of Incorporation*
3.2             Bylaws*
4.1             Specimen of Unit Certificate*
4.2             Specimen Common Stock Certificate*
4.3             Specimen Warrant Certificate*
4.4             Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5             Form of Warrant Certificate (issued in private placement).*
10.1           Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and William C. Morro.*
10.2           Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Dr. Richard N. Sinkin*
10.3           Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Richard M. Wolfson*
10.4           Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and James Bazet.*
10.5           Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Dr. Herminio A. Blanco Mendoza.*
10.6           Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and InterAmerican Capital Partners II LLC.*
10.7           Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Richard Propper.*
10.8           Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Steven Oliveira.*
10.9           Form of Underwriting Agreement.*
10.10         Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.12         Form of Letter Agreement between InterAmerican Advisors, LLC and the Registrant regarding administrative support.*
10.13         Promissory Note, dated May 28, 2005, issued to InterAmerican Advisors, LLC.*
10.14         Allonge to May 28, 2005 Promissory Note issued to InterAmerican Advisors, LLC dated May 15, 2007.*
10.15         Promissory Note, dated July 6, 2006, issued to InterAmerican Advisors, LLC.*
10.16         Allonge to July 6, 2006 Promissory Note issued to InterAmerican Advisors, LLC dated May 15, 2007.*
10.17         Promissory Note, dated November 6, 2006, issued to InterAmerican Advisors, LLC.*
10.18         Allonge to November 6, 2006 Promissory Note issued to InterAmerican Advisors, LLC dated May 15, 2007.*
10.19         Promissory Note, dated March 1, 2007, issued to InterAmerican Advisors, LLC.*

10.20        Allonge to March 1, 2007 Promissory Note issued to InterAmerican Advisors, LLC dated May 15, 2007.*
10.21        Promissory Note, dated June 25, 2007, issued to InterAmerican Advisors, LLC.*
10.22        Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.23	Form of Fourth Amended and Restated Warrant Purchase Agreement dated June 27, 2007 between the Registrant, one of its special advisors and InterAmerican Capital Partners II LLC*.
16	Letter from Goldstein Golub Kessler LLP to the Securities and Exchange Commission, dated January 16, 2008.**
31
 Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125558).

** Incorporated by reference to our Current Report on Form 8-K, filed January 16, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAN ACQUISITION GROUP, INC.

                                                    By: /s/ William C. Morro
                                                       Name: William C. Morro
                                                       Title:    Chairman, Chief Executive Officer and Chief Financial Officer
                                                            (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

InterAmerican Acquisition Group Inc.

We have audited the balance sheet of InterAmerican Acquisition Group Inc. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterAmerican Acquisition Group Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY & PULLEN, LLP

McGLADREY & PULLEN, LLP
New York, New York

April 02, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

InterAmerican Acquisition Group Inc.

We have audited the accompanying balance sheet of InterAmerican Acquisition Group Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended, and the amounts included in the statements of stockholders’ equity (deficiency) and the cumulative columns in the statements of operations and cash flows for the period from May 10, 2005 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterAmerican Acquisition Group Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended and the cumulative period from May 10, 2005 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

September 14, 2007

FINANCIAL STATEMENTS

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Balance Sheet

	December 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash	$15,533	$440
Investment and Accrued Interest - Trust Account	45,517,583	-
Prepaid Expense	87,871	-
Total Current Assets	45,620,987	440
Deferred Tax Asset	57,610	-
Deferred Offering Costs	-	741,533

Total Assets	$45,678,597	$741,973

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable and Accrued Expenses	$203,533	$588,855
Amounts due to officers and directors for offering-related expenses	-	59,110
Note Payable	46,734	105,000
Income and capital taxes payable	300,796	-
Deferred Underwriting Fees	2,070,000	-

Total Current Liabilities	2,621,063	752,965

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(1,149,425 shares at redemption value) (Note 1)	8,609,194	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 90,000,000 shares

Issued and outstanding 7,000,000 shares at December 31, 2007 (which includes 1,149,425 shares subject to possible redemption) and 1,250,000 shares at December 31, 2006	700	125
Additional paid-in capital	34,323,139	14,875
Income/(Deficit) accumulated during the development stage	124,501	(25,992)
Total Stockholders' Equity/(Deficiency)	34,448,340	(10,992)

Total Liabilities and Stockholders Equity/(Deficiency)	$45,678,597	$741,973

See notes to Financial Statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Operations

	For the Year Ended		For the period from
	December 31, 2007	December 31, 2006	May 10, 2005 (Inception) - December 31, 2007

Interest income	$565,230	$-	$565,230

Expenses
Formation costs	-	-	4,775
General and administrative expenses	308,760	9,767	322,212
Interest expense	5,899	5,077	13,664

Total Expenses	314,659	14,844	340,651
Net profit/(loss) before income tax provision	250,571	(14,844)	224,579

Provision for income taxes	100,078	-	100,078

Net Income/(Loss)	$150,493	$(14,844)	$124,501

Weighted average shares outstanding - Basic and diluted	3,029,110	1,250,000	1,922,231

Net earnings/(loss) per share - Basic and Diluted	$0.05	$(0.01)	$0.06

See notes to Financial Statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Stockholders, Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through December 31, 2007

				Income/(Deficit)
				Accumulated
	Common Stock		Additional	During the	Stockholders'
	Shares	Amount	paid-in capital	Development Stage	Equity/(Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss	-	-	-	(11,148)	(11,148)

Balance at December 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss	-	-	-	(14,844)	(14,844)

Balance at December 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Proceeds of private placement September 10, 2007			1,500,000		1,500,000

Units issued Sept. 10, 2007 @$8.00 per unit	5,375,000	538	42,999,462		43,000,000

Units issued Sept. 11, 2007 @$8.00 per unit	375,000	37	2,999,963		3,000,000

Expenses of the Offering			(4,581,967)		(4,581,967)

Less shares subject to possible redemption			(8,609,194)		(8,609,194)

Net Income for the period			-	150,493	150,493

Balance at December 31, 2007	7,000,000	$700	$34,323,139	$124,501	$34,448,340

See notes to Financial Statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Cash Flows

	Year Ended
	December 31, 2007	December 31, 2006	May 10, 2005 (Inception) - December 31, 2007

Cash flow from operating activities
Net income/(loss)	$150,493	(14,844)	$124,501
Adjustments to reconcile income/(loss) to net cash used in operating activities:
Net interest income	$(565,230)	-	(565,230)
(Increase) in prepaid expenses	(87,871)	-	(87,871)
(Increase) in deferred income tax asset	(57,610)	-	(57,610)
Increase in taxes payable	300,796	-	300,796
Increase/(decrease) in accounts payable and accrued expenses	30,959	9,500	50,049
Net cash used in operating activities	(228,463)	(5,344)	(235,365)

Cash flows from investment activities
Payment to trust account	(45,160,000)	-	(45,160,000)
Interest drawn from trust account	207,647	-	207,647
Net cash used in investing activities	(44,952,353)	-	(44,952,353)

Cash flows from financing activities
Proceeds from notes and advances payable, InterAmerican Advisors, LLC	36,000	30,000	141,000
Payments of notes and advances payable, InterAmerican Advisors, LLC	(141,000)		(141,000)
Proceeds from note payable	46,734		46,734
Payment of costs of public offering	(2,245,825)	(33,432)	(2,358,483)
Proceeds from private placement warrant sale	1,500,000	-	1,500,000
Proceeds from sale of shares of common stock	-	-	15,000
Proceeds from initial public offering	46,000,000	-	46,000,000
Net cash provided by (used in) financing activities	45,195,909	(3,432)	45,203,251

Net Increase/(decrease) in cash	15,093	(8,776)	(15,533)
Cash at beginning of period	440	9,216	-
Cash at end of period	$15,533	$440	$15,533

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$153,484	$285,346	$153,484
Accrual of deferred underwriting fees	$2,070,000	$-	$2,070,000
Cash paid for interest	$12,678	$-	$12,678

See notes to Financial Statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Financial Statements
December 31, 2007

1.  Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business. At December 31, 2007, the Company had not generated any revenue to date.  All activity through December 31, 2007 relates to the Company’s formation, the public offering and its efforts to identify and consummate a business combination as described below.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective  September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 4). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the Offering of units, consisting of one share of the Company’s common stock and one redeemable common stock purchase warrant (the“Units”) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial merger, acquisition, asset purchase or other such transaction (a “Business Combination”) with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds was deposited in a trust account (the “Trust Account”), as further described in Note 2, until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all third parties the Company engages for services rendered to it or products sold to it (which includes, for example, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s two executive officers, William Morro and Dr. Richard Sinkin have severally (but not jointly) agreed that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to the Company or products sold to the Company (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the Trust Account, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the Trust Account and only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against the Company for some unforeseen event, claims against the Company brought by a target business for breach of contract, or breach of a confidentiality agreement with a potential target. The Company will bring an action against either of its executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to the Company in the director and officer questionnaires provided to the Company in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), the Company currently believes that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, the Company has not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the Company’s public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to the Company to fund its working capital), due to claims of such creditors. The remaining net proceeds (not held in the Trust Account) and interest income earned on the funds in the Trust Account of up to $950,000, after tax, may be released to the Company upon demand and may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and special advisors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,250,000 founding shares of common stock (as well as any shares included in units purchased in the Offering or in the aftermarket) in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares.  The per share redemption price will equal the amount in the Trust Account (inclusive of the funds held in the trust account for the benefit of the underwriters and the proceeds from management’s warrant purchase but net of taxes payable and net of interest earned up to a maximum amount of $950,000 that may be released from the trust account to meet working capital needs), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in our initial public offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination.  Therefore, a portion of the net proceeds from the Offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible redemption.

The Company’s amended and restated certificate of incorporation provides for the liquidation of the Trust Account as part of any plan of dissolution and distribution of the Company, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, nor can the certificate of incorporation be amended without the affirmative vote of 95% of the shares sold in the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants, as defined below, contained in the Units issued in the Offering discussed in Note 2).

Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (loss) Per Common Share
Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits.  The effect of the 5,750,000 outstanding warrants issued in connection with the Offering and the 1,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted loss per share calculations for the periods ended December 31, 2007 since such warrants are contingently exercisable.

Use of Estimates
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

Cash and Cash Equivalents
The Company maintains cash in bank deposit accounts which, at times, exceed federally insured (FDIC) limits. The Company has not experienced any losses on these accounts.  For financial statement purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes,’’ an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The Company adopted FIN 48 effective January 1, 2007. The adoption  of FIN 48 did not have a material effect on our financial condition or results of operations.  There have been no audits of the Company’s tax returns since inception and all years remain open to tax examination.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting.  SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008.  The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting.  Upon adoption of  SFAS 160, the Company will reclassify any non-controlling interests as a component of equity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.  Initial Public Offering

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

3.  Trust Account

Investments held in trust at December 31, 2007 are invested in a money market fund meeting conditions of the Investment Company Act of 1940.  Continental Stock Transfer and Trust Company is the trustee and the trust account is maintained by the trustee at JP Morgan Chase New York Bank. The Company is permitted to draw up to $950,000 of after-tax interest to meet its needs for operating expenses and working capital.  Of this amount the Company had drawn $200,000 as of December 31, 2007.   The Company is also permitted to draw from interest earned on the Trust Account without restriction to pay taxes.  As of December 31, 2007, it had drawn $7,500 for that purpose and was holding such funds in its bank account in anticipation of making income tax payments.  The reconciliation of investments held in trust as of December 31, 2007 is as follows:

Contribution to trust	$45,160,000
Interest income received	426,573
Accrued interest income	138,657
Withdrawl to pay taxes	(7,500)
Withdrawl to fund operations	(200,000)
Disputed withdrawl fee	(147)

Investments and accrued interest held in trust at December 31, 2007	$45,517,583

4.  Deferred Offering Costs

Deferred offering costs consist of legal, underwriting, accounting and other fees incurred through the balance sheet dates that are directly related to the Offering and were charged to stockholders’ equity (deficiency) upon the consummation of the Offering.

5.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following components as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Other amounts due or accrued for offering-related expenses	$153,484	$569,765
Other	50,049	19,090

Total	$203,533	$588,855

6.  Notes Payable

The Company issued a $75,000 unsecured promissory note to InterAmerican Advisors, LLC (‘‘InterAmerican’’), an affiliate of certain of its Initial Stockholders, on May 27, 2005, issued a $15,000 unsecured promissory note to InterAmerican on July 6, 2006, issued an additional $15,000 unsecured promissory note to InterAmerican on November 6, 2006, issued an additional $6,500 unsecured promissory note to InterAmerican on March 1, 2007 and issued an additional $29,000 unsecured promissory note to InterAmerican on June 25, 2007. In accordance with their terms, the notes were repaid in full on September 10, 2007 together with interest at the rate of 6% per annum for the amount of $12,678 from the date of issue.

Effective September 9, 2007 the Company entered into an unsecured financing agreement for its insurance premiums with an unaffiliated finance company in the amount of $69,650.  The annualized interest rate is 7.07%.  The first principal payment of $29,850 was paid in November 2007 and the second and principal payment was due and paid in February 2008.  The final payment is due on May 6, 2008.

7. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering.  The statement of Operations for the period ended December 31, 2007 include $36,333 related to this agreement.

Pursuant to letter agreements dated June 27, 2007 with the Company and the representative for the underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Immediately prior to the consummation of the Offering on September 10, 2007, Sintrim Capital Corporation, an affiliate of InterAmerican Capital Partners II LLC, an entity wholly-owned by certain of the Company’s executive officers, together with one of the Company’s special advisors, purchased $1,500,000 of warrants from the Company at a purchase price of $1.50 per warrant, each to purchase one share of the Company’s common stock. Sintrim Capital Corp and one of the Company’s special advisors have further agreed that the warrants purchased by them pursuant to this agreement will not be sold or transferred, except to one or more affiliates, until after the Company has completed a business combination. The proceeds from the sale of the warrants was deposited into the Trust Account and is part of the amount payable to the Public Stockholders in the event of the liquidation of the Trust Account as part of the Company’s plan of dissolution and distribution. Similarly, the purchase price will become part of any redemption amount paid to redeeming stockholders. The warrant purchase agreement also grants certain registration rights to Sintrim Capital Corp., InterAmerican Capital Partners II LLC and one of the Company’s special advisors with respect to the warrants purchased and the shares of our common stock issuable upon exercise of the warrants.

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

8.             Stockholders’ Equity

Common Stock

On December 7, 2005, the Company effected a 2-for-5 reverse stock split of its shares of common stock. On April 26, 2006, the Company effected a 1.25-for-1 stock split of its shares of common stock. On May 26, 2006, the Company effected a 1.44-for-1 stock split of its shares of common stock. On June 27, 2007, the Company effected a 1-for-2.16 reverse stock split of its shares of common stock. All references in the accompanying financial statements to the number of shares of common stock and income (loss) per share have been retroactively restated to reflect these transactions.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9.  Income Taxes

The provision for income taxes consists of the following:

Year ended December 31, 2007

Current:
Federal	$122,155
State	35,533
Deferred:
Federal	(57,610)
State	-

Total	$100,078

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal tax rate to income before provision for income taxes as follows:

	Year ended December 31, 2007	Year ended December 31, 2006

Statutory federal income tax rate	34.0%	(34.0)%
State and local income tax rate	5.9%	(5.9)%
Increase in valuation allowance	0.0%	39.9%

Effective income tax rate	39.9%	0.0%

Note: Calculation of State rate is 9% California rate x (1-federal rate)

The effect of the temporary differences that make up the deferred tax assets are as follows:

	December 31, 2007	December 31, 2006

Effect of expenses deferred for purposes of calculating income tax	$57,610	$10,381
Valuation allowance	-	$(10,381)

Total	$57,610	$-

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance at December 31, 2006.

10.  Selected Quarterly Financial Data (Unaudited)

The  following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2007 and December 31, 2006.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Interest Income	-	-	105,360	459,870	565,230

Operating Expenses	17	10	44,337	270,295	314,659

Income/(loss) before income taxes	(17)	(10)	61,023	189,575	250,571

Net Income/loss	(17)	(10)	53,830	96,690	150,493

Net Income/loss per share - basic and diluted	(0.00)	(0.00)	0.02	0.01	0.05

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Interest Income	$-	$-	$-	$-	$-

Operating Expenses	1,126	3,693	1,938	8,087	14,844

Income/(loss) before income taxes	(1,126)	(3,693)	(1,938)	(8,087)	(14,844)

Net Income/loss	(1,126)	(3,693)	(1,938)	(8,087)	(14,844)

Net Income/loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)