Form 10-Q
period 2008-03-31
InterAmerican Acquisition Group Inc
filed 2008-05-14
CIK 1328494

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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
    Yes    ☒       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☐                                                                                                              Accelerated Filer    ☐

Non-Accelerated Filer       ☐ (Do not check if a smaller reporting company)                        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes    ☒       No    ☐

There were 7,000,000 shares of the Registrant’s Common Stock issued and outstanding on March 31, 2008.

InterAmerican Acquisition Group Inc.
(a development stage enterprise)

CONTENTS

                                                                                Page

Part I: Financial information:                                                                1

             Item I - Financial Statements:                                                                                                                                                                                     1

    Condensed Balance Sheet of March 31, 2008 (Unaudited) and December 31, 2007                           1

Condensed Statement of Operations for the Periods ended                                           2
March 31, 2008 and 2007 (Unaudited)

        Condensed Statement of Stockholders’ Equity for the Period May 10, 2005 (inception)                           3
        to March 31, 2008 (Unaudited)

 Condensed Statement of Cash Flows for the Periods ended                                         4
 March 31, 2008 and 2007 (Unaudited)

 Notes to Unaudited Condensed Financial Statements                                            5

              Item 2 - Management’s Discussion and Analysis of Financial Condition and
       Results of Operations                                                              9

              Item 3 – Quantitative and Qualitative Disclosures about Market Risk                                                                                                               11

              Item 4 - Controls and Procedures                                                                                                                                                                               11

Part II: Other Information                                                                   12

         Item 1 – Legal Proceedings                                                                                                                                                     12

         Item 1A – Risk Factors                                                                                                                                                     12

          Item 2-  Unregistered Sales of Equity Securities and Use of Proceeds                                     13

          Item 3 - Defaults on Senior Securities                                                        13

          Item 4 – Submission of Matters to a Vote of Security Holders                                                                                                                      13

          Item 5 – Other Information                                                           13

          Item 6 -  Exhibits                                                                      14

Signatures                                                                            15

Certifications                                                                           16

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Balance Sheet

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash	$140,268	$15,533
Investment and Accrued Interest - Trust Account	45,227,180	45,517,583
Prepaid Expense	68,768	87,871
Total Current Assets	45,436,216	45,620,987
Deferred Tax Asset	134,316	57,610

Total Assets	$45,570,532	$45,678,597

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable and Accrued Expenses	$263,393	$203,533
Note Payable	23,605	46,734
Income and capital taxes payable	131,736	300,796
Deferred Underwriting Fees	2,070,000	2,070,000

Total Current Liabilities	2,488,734	2,621,063

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(1,149,425 shares at redemption value) (Note 1)	8,609,194	8,609,194

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 90,000,000 shares
Issued and outstanding 7,000,000 shares at March 31, 2008 and December 31, 2007 (which includes 1,149,425 shares subject to possible redemption)	700	700
Additional paid-in capital	34,323,139	34,323,139
Retained earnings accumulated during the development stage	148,765	124,501
Total Stockholders' Equity/(Deficiency)	34,472,604	34,448,340

Total Liabilities and Stockholders Equity/(Deficiency)	$45,570,532	$45,678,597

See notes to unaudited condensed financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Operations
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007	May 10, 2005 (Inception) - March 31, 2008

Interest income	$271,949	$-	$837,179

Expenses
Formation costs	-	-	4,775
General and administrative expenses	230,775	17	552,987
Interest expense	773	1,604	14,437
			-
Total Expenses	231,548	1,621	572,199
			-
Net profit/(loss) before income tax provision	40,400	(1,621)	$264,979

Provision for income taxes	16,136	-	116,214

Net Income/(Loss)	$24,264	$(1,621)	$148,765

Weighted average shares outstanding - Basic and diluted	7,000,000	1,250,000	2,359,390

Net earnings/(loss) per share - Basic and Diluted	$0.00	$0.00	$0.06

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Stockholders, Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through March 31, 2008

				Income/(Deficit)
				Accumulated
	Common Stock			During the	Stockholders'
	Shares	Amount	Additional Paid-in Capital	Development Stage	Equity/(Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss	-	-	-	(11,148)	(11,148)

Balance at December 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss	-	-	-	(14,844)	(14,844)

Balance at December 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Proceeds of private placement September 10, 2007			1,500,000		1,500,000

Units issued September 10, 2007 @$8.00 per share	5,375,000	538	42,999,462		43,000,000

Units issued September 11, 2007 @$8.00 per share	375,000	37	2,999,963		3,000,000

Expenses of the Offering			(4,581,967)		(4,581,967)

Less shares subject to possible redemption			(8,609,194)		(8,609,194)

Net Income			-	150,493	150,493

Balance at December 31, 2007	7,000,000	$700	$34,323,139	$124,501	$34,448,340
Unaudited:
Net Income				24,264	24,264

Balance at March 31, 2008	7,000,000	$700	$34,323,139	$148,765	$34,472,604

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007	May 10, 2005 (Inception) - March 31, 2008

Cash flow from operating activities
Net income/(loss)	$24,264	$(1,621)	$148,765
Adjustments to reconcile income/(loss) to net cash used in operating activities:
Net interest income	$(271,949)	-	(837,179)
(Increase)/decrease in prepaid expenses	19,103	-	(68,768)
(Increase) in deferred income tax asset	(76,706)	-	(134,316)
Increase/(decrease) in taxes payable	(169,060)	-	131,736
Increase/(decrease) in accounts payable and accrued expenses	134,860	(4,921)	184,909
Net cash provided by/(used in) operating activities	(339,487)	(6,542)	(574,852)

Cash fows from investment activities
Payment to trust account	-	-	(45,160,000)
Interest drawn from trust account	562,500	-	770,000
Net cash provided by/(used in) investing activities	562,500	-	(44,390,000)

Cash flows from financing activities
Proceeds from notes and advances payable, InterAmerican Advisors, LLC	-	6,500	141,000
Payments of notes and advances payable, InterAmerican Advisors, LLC	-	-	(141,000)
(Proceeds) from note payable	-	-	69,650
Payment of note payable	(23,129)	-	(46,045)
Payment of costs of public offering	(75,000)	-	(2,433,483)
Proceeds from private placement warrant sale	-	-	1,500,000
Proceeds from sale of shares of common stock	-	-	15,000
Proceeds from initial public offering	-	-	46,000,000
Net cash provided by (used in) financing activities	(98,129)	6,500	45,105,122

Net Increase/(decrease) in cash	124,884	(42)	140,417
Cash at beginning of period	15,533	440	-
Cash at end of period	$140,417	$398	$140,417

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$78,484	$23,160	$78,484
Accrual of deferred underwriting fees	$-	$-	$2,070,000

Supplemental cash flow information:
Cash paid for interest	$773	$-	$13,451
Cash paid for income taxes	158,292	-	158,292

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Condensed Financial Statements (Unaudited)
March 31, 2008

1.     Basis of Presentation, Organization, Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of InterAmerican Acquisition Group Inc. (the ‘‘Company’’) at March 31, 2008 and for the three  months ended March 31, 2008 and 2007, and for the period from May 10, 2005 (inception) to March 31, 2008 (cumulative), are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007 and for the period from May 10, 2005 (inception) to March 31, 2008 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The condensed balance sheet at December 31, 2007 and the statement of stockholders’ equity for the period ended December 31, 2005 and the years ended December 31, 2006 and 2007 have been derived from audited financial statements.  The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  See Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures relating to the Company’s financial statements and accounting principles.

 Organization, Business Operations and Significant Accounting Policies

        The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business.  All activity through March 31, 2007 relates to the Company’s formation, the public offering and its efforts to identify and consummate a business combination as described below.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

        The Company’s amended and restated certificate of incorporation provides for the liquidation of the Trust Account as part of any plan of dissolution and distribution of the Company, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to consummate a Business Combination within that period.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements are prepared assuming the Company will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, nor can the certificate of incorporation be amended without the affirmative vote of 95% of the shares sold in the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants, as defined below, contained in the Units issued in the Offering discussed in Note 2).

Net Income (loss) Per Common Share
        Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits.  The effect of the 5,750,000 outstanding warrants issued in connection with the Offering and the 1,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted loss per share calculations for the period ended March 31, 2008 since such warrants are contingently exercisable.

Recent Accounting Pronouncements
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

        Investments held in trust at March 31, 2008 are invested in a money market fund meeting conditions of the Investment Company Act of 1940.  Continental Stock Transfer and Trust Company is the trustee and the trust account is maintained by the trustee at JP Morgan Chase New York Bank. The Company is permitted to draw up to $950,000 of after-tax interest to meet its needs for operating expenses and working capital.  Of this amount the Company had drawn $470,000 as of March 31, 2008.   The Company is also permitted to draw from interest earned on the Trust Account without restriction to pay taxes.  As of March 31, 2008, it had drawn $300,000 for that purpose and was holding such funds in its bank account in anticipation of making income tax payments.  The reconciliation of investments held in trust as of March 31, 2008 is as follows:

Contribution to trust	$45,160,000
Interest income received	774,035
Accrued interest income	63,145
Withdrawal to pay taxes	(300,000)
Withdrawl to fund operations	(470,000)
Investments and accrued interest held in
trust at March 31, 2008	$45,227,180

4.  Notes Payable

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

        Effective September 9, 2007 the Company entered into an unsecured financing agreement for its insurance premiums with an unaffiliated finance company in the amount of $69,650.  The annualized interest rate is 7.07%.  The first principal payment of $22,916 was paid in November 2007 and the second principal payment of 23,129 was paid in February 2008.  The final principal payment of $23,605 is due on May 6, 2008.

5. Commitments and Related Party Transactions

        The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering.  The statement of Operations for the three-month period ended March 31, 2008 and the period from May 10, 2005 (inception) to March 31, 2008 includes $30,000 and $66,333 respectively related to this agreement.

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

6.	Stockholders’ Equity

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

Overview

InterAmerican Acquisition Group, Inc. was formed on May 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  As of March 31, 2008 we had multiple business combination transactions under consideration but had not entered into a binding exclusivity agreement or definitive agreement related to any specific business combination.  There can be no assurance that the Company will be able to complete a transaction involving any of the business combinations currently under consideration or any other business combination.

Results of Operations

For the three months ended March 31, 2008, we had net income of $24,264.  We had a net loss for the three months ended March 31, 2007 of $1,621.

Expenses during the quarter ended March 31, 2008 totaled $247,684 and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($64,797); administrative expense related to the trust ($2,580); D&O insurance ($16,523); franchise taxes ($41,965); the InterAmerican Advisors LLC administrative fee ($30,000); costs associated with pursuing a business combination ($73,737); interest expense ($773); other miscellaneous expenses ($2,209); and provision for income taxes ($16,136).  Expenses of $1,621 for the quarter ended March 31, 2007 were all for accrual of interest and franchise taxes and for bank administrative fees.

Interest earned in our trust account for the three months ended March 31, 2008 was $271,949.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we may incur losses due to managements’ expenses relating to locating a target business to acquire.  We had no interest or other revenue during the quarter ended March 31, 2007.

Financial Condition and Liquidity

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective  September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 4). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of this offering of Units (as defined in Note C below) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds was placed in a Trust Account, and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have vendors, providers of financing, if any, prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

•	$150,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing stockholders;

•	$200,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$120,000 for the administrative fee payable to InterAmerican Advisors, LLC ($10,000 per month for twelve months); and

•
$530,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $120,000 for director and officer liability insurance premiums, as well as expenses of the Offering that remained unpaid at the closing.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business but there can no assurance that we will not need to do so. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.

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

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    None

ITEM 1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus on Form 424(b)(3), filed on September 5, 2007, which could materially affect our business, financial condition or future results and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The risks described in our Prospectus and Annual Report are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors previously disclosed on Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

            INTERAMERICAN ACQUISITION GROUP INC.

            By:  /s/ William C. Morro
            Name: William C. Morro
            Title:   Chief Executive Officer

Dated:	May 14, 2008