Form 10-Q
period 2008-06-30
InterAmerican Acquisition Group Inc
filed 2008-08-19
CIK 1328494

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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
Yes    ☒       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes    ☒       No    ☐

There were 7,000,000 shares of the Registrant’s Common Stock issued and outstanding on August 19, 2008.

InterAmerican Acquisition Group Inc.
(a development stage enterprise)

CONTENTS

    Page

Part I: Financial information:1

Item I - Financial Statements:                                                1

Condensed Balance Sheet of June 30, 2008 (Unaudited) and December 31, 2007                    1

Condensed Statement of Operations for the Three and Six months ended
June 30, 2008 and 2007, and for the period May 10, 2005 (inception) through June 30, 2008 (Unaudited)           2

        Condensed Statement of Stockholders’ Equity for the Period May 10, 2005 (inception)
        to June 30, 2008 (Unaudited)                                                 3

Condensed Statement of Cash Flows for the Six-month Periods ended
June 30, 2008 and 2007, and for the Period May 10, 2005 (inception) through
June 30, 2008 (Unaudited)                                                                                                                                           4

Notes to Unaudited Condensed Financial Statements                                                                                                   5

    Item 2 - Management’s Discussion and Analysis of Financial Condition and                      11
                         Results of Operations

    Item 3 – Quantitative and Qualitative Disclosures about Market Risk                               14

         Item 4 - Controls and Procedures                                                                                                                                              14

Part II: Other Information

            Item 1 – Legal Proceedings                                                                                                                                                       15

            Item 2-  Unregistered Sales of Equity Securities and Use of Proceeds                               15

            Item 3 - Defaults on Senior Securities                                                                                                                                      16

            Item 4 – Submission of Matters to a Vote of Security Holders                                    16

            Item 5 – Other Information                                                         16

            Item 6 -  Exhibits                                                                                                                                                                           17

Signatures

Certifications

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Balance Sheet

	June 30, 2008	December 31, 2007
	(unaudited)

ASSETS
Current Assets:
Cash	$62,922	$15,533
Investment and Accrued Interest - Trust Account	45,229,677	45,517,583
Prepaid Expense	49,540	87,871
Total Current Assets	45,342,139	45,620,987
Deferred Tax Asset	248,339	57,610

Total Assets	$45,590,478	$45,678,597

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts Payable and Accrued Expenses	$300,779	$203,533
Note Payable		46,734
Income and capital taxes payable	124,470	300,796
Deferred Underwriting Fees	2,070,000	2,070,000

Total Current Liabilities	2,495,249	2,621,063

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(1,149,425 shares at redemption value) (Note 1)	8,609,194	8,609,194

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 90,000,000 shares
Issued and outstanding 7,000,000 shares at March 31, 2008 and December 31, 2007 (which includes 1,149,425 shares subject to possible redemption)	700	700
Additional paid-in capital	35,106,999	34,323,139
Retained earnings/(Deficit) accumulated during the development stage	(621,664)	124,501
Total Stockholders' Equity/(Deficiency)	34,486,035	34,448,340

Total Liabilities and Stockholders Equity/(Deficiency)	$45,590,478	$45,678,597

See notes to unaudited condensed financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Statement of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	May 10, 2005 (Inception) to June 30, 2008

Interest income	$472,445	$-	$200,496	$-	$1,037,675

Expenses
Formation costs	-	-	-	-	4,775
General and administrative expenses	1,249,494	27	1,018,719	10	1,571,706
Interest expense	1,071	3,245	298	1,641	14,735
					-
Total Expenses	1,250,565	3,272	1,019,017	1,651	1,591,216

Net loss before income tax provision/(benefit)	(778,120)	(3,272)	(818,521)	(1,651)	(553,541)

Provision/(benefit) for income taxes	(31,955)		(48,091)	-	68,123

Loss	$(746,165)	$(3,272)	$(770,430)	$(1,651)	$(621,664)

Weighted average shares outstanding - Basic and diluted	7,000	1,250,000	7,000,000	1,250,000	2,727,234

Net earnings/(loss) per share - Basic and diluted	$(0.11)	(0.00)	(0.11)	(0.00)	(0.23)

	See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Statement of Stockholders, Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through June 30, 2008

				Income/(Deficit)
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity/
	Shares	Amount	Capital	Stage	(Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss				(11,148)	(11,148)

Balance at December 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss				(14,844)	(14,844)

Balance at December 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Proceeds of private placement September 10, 2007			1,500,000		1,500,000

Units issued September 10, 2007 @$8.00 per share	5,375,000	538	42,999,462		43,000,000

Units issued September 11, 2007 @$8.00 per share	375,000	37	2,999,963		3,000,000

Expenses of the Offering			(4,581,967)		(4,581,967)

Less shares subject to possible redemption			(8,609,194)		(8,609,194)

Net Income				150,493	150,493

Balance at December 31, 2007	7,000,000	$700	$34,323,139	$124,501	$34,448,340

Unaudited:

Issuance of Warrants May 21, 2008			783,860		783,860

Net Loss				(746,165)	(746,165)

Balance at June 30, 2008	7,000,000	$700	$35,106,999	$(621,664)	$34,486,035

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007	May 10, 2005 (Inception) - June 30, 2008

Cash flow from operating activities
Net loss	$(746,165)	$(3,272)	$(621,664)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash compensation related to the issuance of warrants	783,860		783,860
Net interest income	(472,447)	-	(1,037,677)
(Increase)/decrease in prepaid expenses	38,331	(15,000)	(49,540)
(Increase) in deferred income tax asset	(190,729)	-	(248,339)
Increase/(decrease) in taxes payable	(176,326)	-	124,470
Increase/(decrease) in accounts payable and accrued expenses	197,246	(2,780)	247,295
Net cash used in operating activities	(566,230)	(21,052)	(801,595)

Cash flows from investment activities
Payment to trust account		-	(45,160,000)
Interest drawn from trust account	760,353	-	968,000
Net cash provided by/(used in) investing activities	760,353	-	(44,192,000)

Cash flows from investment activities
Proceeds from notes and advances payable, InterAmerican Advisors, LLC	-	35,500	141,000
Payments of notes and advances payable, InterAmerican Advisors, LLC	-	-	(141,000)
(Proceeds) from note payable	-	-	69,650
Payment of note payable	(46,734)	-	(69,650)
Payment of costs of public offering	(100,000)	(14,000)	(2,458,483)
Proceeds from private placement warrant sale	-	-	1,500,000
Proceeds from sale of shares of common stock	-	-	15,000
Proceeds from initial public offering	-	-	46,000,000
Net cash provided by/(used in) financing activities	(146,734)	21,500	45,056,517

Net decrease in cash	47,389	448	62,922
Cash at beginning of period	15,533	440	-
Cash at end of period	$62,922	$888	$62,922

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$53,484	$48,118	$53,484
Accrual of deferred underwriting fees	$-	$-	$2,070,000

Supplemental cash flow information:
Cash paid for interest	$1,071	$-	$13,451
Cash paid for income taxes	$265,792	$-	$265,792

See notes to unaudited condensed financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Condensed Financial Statements (Unaudited)
June 30, 2008

1.     Basis of Presentation, Organization, Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of InterAmerican Acquisition Group Inc. (the ‘‘Company’’) at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, and for the period from May 10, 2005 (inception) to June 30, 2008 (cumulative), are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations for the three months ended June 30, 2008 and 2007 and its operations and cash flows for the six months ended June 30, 2008 and for the period from May 10, 2005 (inception) to June 30, 2008 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The condensed balance sheet at December 31, 2007 and the statement of stockholders’ equity for the period ended December 31, 2005 and the years ended December 31, 2006 and 2007 have been derived from audited financial statements.  The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  See Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures relating to the Company’s financial statements and accounting principles.

 Organization, Business Operations and Significant Accounting Policies

        The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business.  All activity through June 30, 2008 relates to the Company’s formation, the public offering and its efforts to identify and consummate a business combination as described below.  The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

        The registration statement for the Company’s initial public offering (the “Offering”) was declared effective September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 2). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the Offering of units, consisting of one share of the Company’s common stock and one redeemable common stock purchase warrant (the“Units”) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial merger, acquisition, asset purchase or other such transaction (a “Business Combination”) with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds was deposited in a trust account (the “Trust Account”), as further described in Note 2, until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all third parties the Company engages for services rendered to it or products sold to it (which includes, for example, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s two executive officers, William Morro and Dr. Richard Sinkin have severally (but not jointly) agreed that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to the Company or products sold to the Company (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the Trust Account, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the Trust Account and only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against the Company for some unforeseen event, claims against the Company brought by a target business for breach of contract, or breach of a confidentiality agreement with a potential target. The Company will bring an action against either of its executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to the Company in the director and officer questionnaires provided to the Company in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), the Company currently believes that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, the Company has not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the Company’s public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to the Company to fund its working capital), due to claims of such creditors. The remaining net proceeds (not held in the Trust Account) and interest income earned on the funds in the Trust Account of up to $950,000, after tax, may be released to the Company upon demand and may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company has signed a definitive agreement for the acquisition of a target business (Note 7) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and special advisors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,250,000 founding shares of common stock (as well as any shares included in units purchased in the Offering or in the aftermarket) in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

         The Company’s amended and restated certificate of incorporation provides for the liquidation of the Trust Account as part of any plan of dissolution and distribution of the Company, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or

24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to complete the Business Combination described in Note 7 within that period.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements are prepared assuming the Company will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, nor can the certificate of incorporation be amended without the affirmative vote of 95% of the shares sold in the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants, as defined below, contained in the Units issued in the Offering discussed in Note 2).

Net Income (loss) Per Common Share

        Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits.  The effect of the 5,750,000 outstanding warrants issued in connection with the Offering and the 1,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted loss per share calculations for the period ended June 30, 2008 since such warrants are contingently exercisable. The effect of the 185,000 outstanding warrants issued on May 21, 2008 as described in Note 5 has not been considered in diluted loss per share calculations for the period ended June 30, 2008 since the effect would have been antidilutive.

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

3. Trust Account

        Investments held in trust at June 30, 2008 are invested in a money market fund meeting conditions of the Investment Company Act of 1940.  Continental Stock Transfer and Trust Company is the trustee and the trust account is maintained by the trustee at JP Morgan Chase New York Bank. The Company is permitted to draw up to $950,000 of after-tax interest to meet its needs for operating expenses and working capital.  Of this amount the Company had drawn $530,000 as of June 30, 2008.   The Company is also permitted to draw from interest earned on the Trust Account without restriction to pay taxes.  As of June 30, 2008, it had drawn $438,000 for that purpose and was holding $29,100 of such funds in its bank account in anticipation of making income tax payments.  The reconciliation of investments held in trust as of June 30, 2008 is as follows:

Contribution to trust	$45,160,000
Interest income received	970,246
Accrued interest income	67,431
Withdrawal to pay taxes	(438,000)
Withdrawal to fund operations	(530,000)

Investments and accrued interest held in trust at June 30, 2008	$45,229,677

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

        Effective September 9, 2007, the Company entered into an unsecured financing agreement for its insurance premiums with an unaffiliated finance company in the amount of $69,650 and an annualized interest rate of 7.07%.  The first principal payment of $22,916 was paid in November 2007 and the second principal payment of $23,129 was paid in February 2008 and the final principal payment of $23,605 was paid in May 2008.

5. Commitments and Related Party Transactions

        The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering.  The statement of Operations for the six-month period ended June 30, 2008 and the period from May 10, 2005 (inception) to June 30, 2008 includes $60,000 and $96,333 respectively related to this agreement.

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

We issued to certain of our founding stockholders warrants to purchase an aggregate of 185,000 shares of our common stock, pursuant to agreements dated as of May 21, 2008.  Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a business combination is consummated in 2008 or 90 days after the consummation of a business combination if such business combination occurs in 2009 or (y) September 4, 2009.  The warrants are subject to the same restrictions as the original shares held by the Company’s founding stockholders, including the restriction from selling or transferring the warrants, or any common stock underlying them, until September 4, 2009 (the “Restricted Period”).  During the Restricted Period, no sale or transfer or other disposition of the warrants, or any common stock underlying them, can be made except for certain limited exceptions as set forth in the warrant agreements.  The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The value of the warrants was determined by our board of directors to be $783,860  of $4.24 per share based on an assessment of fair value using a Black Scholes model. Although the assumptions used as inputs in the Black Scholes model volatility, risk free rates and expected term, these assumptions are not considered significant since variations of these assumptions have little to no effect on the fair value, the resulting fair value of the warrant being the differential between the fair value of the underlying share and the exercise price of the warrant. The fair value of the common share underlying the warrant was discounted for post-vesting restrictions. As noted above, neither the warrants or the underlying common shares can be sold or transferred, except for limited circumstances, during the Restriction Period and the common shares have no rights to the amounts in the Trust Account upon liquidation. The discounts for the post-vesting restrictions were estimated by applying a probability to our successful completion of a business combination and discounting the resulting value for trading restrictions and illiquidity following the prospective exercise of the options.  A tax deduction for such expense will be available to us at such time as the options are exercised by the holders (if ever).  If we successfully conclude a business combination, we believe that the exercise of the options is highly likely.  However, because of uncertainty about the exercise of the options, we have taken a reserve of 100% for deferred taxes associated with the option expense.

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

7.  Proposed Merger

Effective May 15, 2008, the Company became party to a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung, Limited, a privately-held company based in the British Virgin Islands that provides city planning, infrastructure development, urban land improvement, and older-city redevelopment to municipalities in China (“Sing Kuang”).  Sing Kung was formed in the British Virgin Islands in 2007 for the sole purposes of acquiring a 100% interest in Century City Infrastructure Co. Ltd. (“Century City”).  Century City was also formed in 2007 and registered as a wholly-owned foreign enterprise in China, for the purpose of acquiring a 100% interest in Shanghai New Century City Development, Ltd. (“SNC”), which is the entity through which Sing Kung conducts most of its business in China.  The acquisition of SNC by Century City is not yet complete, but Century City controls and has a 100% economic interest in SNC as a result of agreements that have been executed between Century City and the SNC stockholders.  The closing of the acquisition is pending and will be completed upon settlement of certain accounts receivable and receipt of requisite government approvals.

Pursuant to the stock purchase agreement, IAG will form a subsidiary, China New Cities Construction, Ltd. (“CNC”)  in the British Virgin Islands.  Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement calls for the simultaneous redomestication of IAG from the State of Delaware to the British Virgin Islands, through a merger of the Company into CNC.  The Sing Kung stockholders that are party to the stock purchase agreement will receive in the aggregate (i) 47,000,000 shares of CNC common stock plus (ii) the right to receive an additional 13.5 million shares if the following net income targets are met in each of the years shown below:

Year ending December 31,	Net Income

2008	$38,000,000
2009	$56,000,000
2010	$80,000,000
2011	$112,000,000
2012	$151,200,000

CNC also intends to make an exchange offer of one share of CNC common stock for each of the remaining 5,463,718 shares of Sing Kung (calculated on a fully-diluted basis) that are held by Sing Kung Stockholders who are not parties to the stock purchase agreement.  The acquisition is expected to be consummated in the fourth quarter of 2008, after the required approval by the Company’s stockholders and the fulfillment of certain other closing conditions. Following the closing of the transaction, the post-transaction public company will be renamed China New City Construction Co. Ltd.. In addition, the Company will seek to list its shares on the Nasdaq Stock Market.

The Company has incurred and expensed $222,924 of costs related to the proposed transaction as of June 30, 2008.  For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K filed with the SEC on May 20, 2008 and our proxy filed with the SEC on August 12, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

InterAmerican Acquisition Group, Inc. was formed on May 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  Effective May 15, 2008, we entered into a definitive stock purchase agreement to acquire 89.6% of the fuly-diluted shares of Sing Kung.  There can be no assurance that the Company will be able to complete a transaction with Sing Kung, or any other business combination.

Recent Developments/Proposed Merger

Sing Kung is a privately-held company based in the British Virgin Islands that provides city planning, infrastructure development, urban land improvement, and older-city redevelopment to municipalities in China.  Sing Kung was formed in the British Virgin Islands in 2007 for the sole purpose of acquiring a 100% interest in Century City.  Century City was also formed in 2007 and registered as a wholly-owned foreign enterprise in China, for the purpose of acquiring a 100% interest in SNC, which is the entity through which Sing Kung conducts most of its business in China.  The acquisition of SNC by Century City is not yet complete, but Century City controls and has a 100% economic interest in SNC as a result of agreements that have been executed between Century City and the SNC stockholders.  The closing of the acquisition is pending and will be completed upon settlement of certain accounts receivable and receipt of requisite government approvals.

Pursuant to the stock purchase agreement, we will form a subsidiary, CNC, in the British Virgin Islands.  Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement calls for the simultaneous redomestication of the Company from the State of Delaware to the British Virgin Islands, through a merger of us into CNC. Holders of 89.6% of  Sing Kung’s fully-diluted shares who are parties to the stock purchase agreement and upon closing will receive in the aggregate (i) 47,000,000 shares of CNC common stock plus (ii) the right to receive an additional 13,500,000 shares if the following Net Income targets are met in each of the years shown below:

Year ending December 31,	Net Income

2008	$38,000,000
2009	$56,000,000
2010	$80,000,000
2011	$112,000,000
2012	$151,200,000

CNC also intends to make an exchange offer of one share of CNC common stock for each of the remaining 5,463,718 shares of Sing Kung (calculated on a fully-diluted basis) that are held by Sing Kung Stockholders who are not parties to the stock purchase agreement.  The acquisition is expected to be consummated in the fourth quarter of 2008, after the required approval by our stockholders and the fulfillment of certain other closing conditions.  Following the closing of the transaction, the post-transaction public company will be renamed China New Cities Construction Corporation. In addition, we will seek to list its shares on the Nasdaq Stock Market.  For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K filed with the SEC on May 20, 2008.

Results of Operations

For the three months and six months ended June 30, 2008, we had a net loss of $776,430 and $746,165 respectively.  We had a net loss for the three and six months ended June 30, 2007 of $1,651 and $3,272 respectively.

Interest earned in our trust account for the three months ended June 30, 2008 was $200,496.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we may incur losses due to managements’ expenses relating to locating a target business to acquire.  We had no interest or other revenue during the quarter ended June 30, 2007.

Expenses during the quarter ended June 30, 2008 totaled ($1,019,017) and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($65,015); administrative expense related to the trust ($2,705); D&O insurance ($16,522); franchise taxes ($34,300); the InterAmerican Advisors LLC administrative fee ($30,000); costs associated with pursuing a business combination ($83,853); interest expense ($422); other miscellaneous expenses ($2,340); and $783,860 was incurred during the quarter as a result of the issuance of warrants to our management, directors and a special advisor (as described below in Part II Item 2:  Unregistered sales of equity securities and use of proceeds).  Our provision for income taxes amounted to a benefit of $48,091.

Expenses of $1,651 for the quarter ended June 30, 2007 were all for accrual of interest and franchise taxes and for bank administrative fees.

Interest earned in our trust account for the six months ended June 30, 2008 was $472,445.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we may incur losses due to managements’ expenses relating to locating a target business to acquire.  We had no interest or other revenue during the six months ended June 30, 2007.

Expenses during the six months ended June 30, 2008 totaled ($1,250,565) and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($130,587); administrative expense related to the trust ($5,285); D&O insurance ($33,047); franchise taxes ($73,800); the InterAmerican Advisors LLC administrative fee ($60,000); costs associated with pursuing a business combination ($156,815); interest expense ($3,661); other miscellaneous expenses ($3,510); and. $783,860 incurred during the quarter as a result of the issuance of options to our management, directors and a special advisor (as described below in Part II Item 2:  Unregistered sales of equity securities and use of proceeds).  Our provision for income taxes amounted to a benefit of $31,955.

Expenses of $3,272 for the six months ended June 30, 2007 were all for accrual of interest and franchise taxes and for bank administrative fees.

Financial Condition and Liquidity

The registration statement for our initial public offering (the “Offering”) was declared effective  September 4, 2007. We completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 1 to the financial statements). Our executive officers and directors have broad discretion with respect to the specific application of the net proceeds of this offering of Units (as defined in Note 2 to the financial statements) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that we will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds was placed in a Trust Account, and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against us.  Although we will seek to have vendors, providers of financing, if any, prospective target businesses and other entities it engages, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

In addition to those initial proceeds not deposited in the trust fund, we are permitted to deduct up to $950,000 of interest income from the trust fund to fund our working capital requirements and the costs of pursuing a business combination.  Additional withdrawals from interest earned on the trust fund are permitted to pay taxes.  As of June 30, 2008 we had withdrawn $530,000 of the amount permitted for working capital purposes, leaving $420,000 to be withdrawn if there is sufficient interest income to do so. As of June 30, 2008, we had liabilities, net of cash, equal to $266,957. Accordingly, of the $420,000 that we are still permitted to draw from the trust for working capital, only $153,043 is available to fund general and administrative costs and activities required to consummate the business combination with Sing Kung.   Based on the arrangements we have made with certain of our vendors and advisors for payment following the consummation of the Sing Kung stock purchase if it is consummated, we believe we have sufficient resources to complete the transaction if it is approved by our stockholders.

If the business combination with Sing Kung is not consummated, we do not believe that we will have sufficient available funds (outside of the trust fund) to operate through September 10, 2009, or to pursue an alternative transaction without needing to raise additional funds from our officers, directors, stockholders or other available sources.   We have no commitments for such borrowings at this time and there is no assurance that we will be able to raise additional funds needed to meet the expenditures required for operating our business beyond the expected date for consummation of the Sing Kung acquisition.

As indicated in the accompanying financial statements, we are assuming that we will continue as a going concern.  As discussed elsewhere, however, we must consummate the business combination with Sing Kung or another target by September 10, 2009 or else we are required to liquidate and dissolve.  The financial statements do not reflect this contingency.

Commencing on September 5, 2007 and ending 12 months thereafter, we began incurring a fee from InterAmerican Advisors, LLC, an affiliate of William C. Morro, our chairman of the board and chief executive officer, and Richard N. Sinkin, our chief operating officer, of $10,000 per month for certain administrative services.  In addition, in May 2005, July and November 2006 and March and June 2007, InterAmerican Advisors, LLC advanced an aggregate of $140,500 to us for payment on our behalf of offering expenses. These loans, together with interest thereon were repaid following our initial public offering from the proceeds of the offering.

On May 21, 2008 we issued warrants to our management, directors and a special advisor (as described below in Item 2:  Unregistered sales of equity securities and use of proceeds). The company did not use or receive any cash as a result of this action and it did not affect our liquidity or working capital.  Tax deductions associated with the expense of issuing the options are also deferred until the options are exercised by the holders.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive and financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    None

ITEM 1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus on Form 424(b)(3), filed on September 5, 2007, which could materially affect our business, financial condition or future results and in our Annual Report on Form 10-K for the year ended December 31, 2007.  The risks described in our Prospectus and Annual Report are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Other than risks specifically associated with the Sing Kung stock purchase and our limited liquidity as discussed above under the heading “Financial Condition and Liquidity”, there have been no material changes from the risk factors previously disclosed on Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. We intend to file a proxy/registration statement on Form S-4 in connection with seeking stockholder approval for the Sing Kung stock purchase and when we do so we will provide additional information on the risks particular to such business combination.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10 and 11, 2007, we closed our initial public offering of 5,750,000 units, including 750,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $46,000,000. Chardan Capital Markets LLC acted as representative of the underwriters in the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on registration statement Form S-1 (Nos. 333-125558). The Securities and Exchange Commission declared the registration statement effective on September 4, 2007.

We paid a total of $690,000 in underwriting discounts and commissions (not including $2,070,000 which was deferred by the underwriters until completion of a Business Combination) and approximately $1,343,975 for other costs and expenses related to the offering and the over-allotment option.

We also consummated the simultaneous private sale of 1,000,000 warrants at a price of $1.50 per warrant, pursuant to the exemption from registration under Section 4(2) of the Securities Act, generating total proceeds of approximately $1,500,000. The warrants were purchased by Sintrim Capital Corporation and one of our Special Advisors. The insider warrants are identical to the warrants included in the units sold in the initial public offering except that the insider warrants (i) will be exercisable on a cashless basis, (ii) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current and (iii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the insider warrants will not be sold or transferred by them (except in certain cases) until the consummation of our business combination.

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

We issued to certain of our founding stockholders warrants to purchase an aggregate of 185,000 shares of our common stock, pursuant to agreements dated as of May 21, 2008. A copy of the form of agreement with such founding stockholders was filed on a Form 8-K on May 23, 2008.  As a result of the issuance of the warrants, if such warrants are exercised, the founding stockholders would have a twenty percent (20%) beneficial ownership interest in us before giving effect to the exercise of the warrants included with the units issued in our initial public offering and the private placement warrants purchased contemporaneously by affiliates of our management and one of our special advisors.   Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a business combination is consummated in 2008 or 90 days after the consummation of a business combination if such business combination occurs in 2009 or (y) September 4, 2009.  The warrants are subject to the same restrictions as the original shares held by the Company’s founding stockholders, including the restriction from selling or transferring the warrants, or any common stock underlying them, until September 4, 2009 (the “Restricted Period”).  During the Restricted Period, no sale or transfer or other disposition of the warrants, or any common stock underlying them, can be made except for certain limited exceptions as set forth in the warrant agreements.  The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5:  OTHER INFORMATION

      None

ITEM 6: EXHIBITS

(a)       Exhibits

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

Dated:  August 19, 2008