Form 10-Q
period 2008-09-30
InterAmerican Acquisition Group Inc
filed 2008-11-14
CIK 1328494

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ________.

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

There were 7,000,000 shares of the Registrant’s Common Stock issued and outstanding on November 14, 2008.

InterAmerican Acquisition Group Inc.
(a development stage enterprise)

CONTENTS

Page
Part I: Financial information:

Item 1 – Financial Statements:	1

Condensed Consolidated Balance Sheet of September 30, 2008 (Unaudited) and December 31, 2007	1

Condensed Consolidated Statement of Operations for the Three and Nine Months ended September 30, 2008 and 2007, and for the Period May 10, 2005 (Inception) through September 30, 2008 (Unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity for the Period May 10, 2005 (inception) to September 30, 2008 (Unaudited)	3

Condensed Consolidated Statement of Cash Flows for the Nine-Month Periods ended September 30, 2008 and 2007, and for the Period May 10, 2005 (Inception) through September 30, 2008 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 –- Controls and Procedures	17

Part II: Other Information

Item 1 – Legal Proceedings	18

Item 1A – Risk Factors	18

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3 – Defaults on Senior Securities	19

Item 4 – Submission of Matters to a Vote of Security Holders	19

Item 5 – Other Information	20

Item 6 – Exhibits	21

Signatures	22

Certifications

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Consolidated Balance Sheet

	September 30, 2008	December 31, 2007
	(unaudited)

ASSETS
Current Assets:
Cash	$25,668	$15,533
Investment and Accrued Interest - Trust Account	45,208,578	45,517,583
Prepaid Expense	31,256	87,871
Total Current Assets	45,265,502	45,620,987
Deferred Tax Asset	360,166	57,610

Total Assets	$45,625,668	$45,678,597

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY
Current Liabilities:
Accounts Payable and Accrued Expenses	$364,624	$203,533
Note Payable	-	46,734
Income and Capital Taxes Payable	222,485	300,796
Deferred Underwriting Fees	2,070,000	2,070,000

Total Current Liabilities	2,657,109	2,621,063

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (1,149,425 shares at redemption value) (Note 1)	8,609,194	8,609,194

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value; Authorized 90,000,000 shares
Issued and outstanding 7,000,000 shares at September 30, 2008 and December 31, 2007 (which includes 1,149,425 shares subject to possible redemption)	700	700
Additional paid-in capital	35,106,999	34,323,139
Income/(Deficit) accumulated during the development stage	(748,334)	124,501
Total Stockholders' Equity/(Deficiency)	34,359,365	34,448,340

Total Liabilities and Stockholders Equity/(Deficiency)	$45,625,668	$45,678,597

See notes to unaudited condensed consolidated financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	May 10, 2005 (Inception) to September 30, 2008

Interest income	$188,901	$105,360	$661,346	$105,360	$1,226,576

Expenses
Formation costs	-	-	-	-	4,775
General and administrative expenses	366,958	42,465	1,614,112	42,492	1,936,324
Interest expense	-	1,872	3,411	5,117	17,075

Total Expenses	366,958	44,337	1,617,523	47,609	1,958,174

Net income/(loss) before income tax provision/(benefit)	(178,057)	61,023	(956,177)	57,751	(731,598)

Provision/(benefit) for income taxes	(51,387)	7,193	(83,342)	7,193	16,736

Net income/(loss)	$(126,670)	$53,830	$(872,835)	$50,558	$(748,334)
Weighted average shares outstanding - Basic and diluted	7,000,000	2,558,424	7,000,000	1,690,934	3,044,254

Net earnings/(loss) per share - Basic and diluted	$(0.02)	$0.02	$(0.12)	$0.03	$(0.25)

See notes to unaudited condensed consolidated financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Consolidated Statement of Stockholders, Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through September 30, 2008

				Income/(Deficit)
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity/
	Shares	Amount	Capital	Stage	(Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss	-	-	-	(11,148)	(11,148)

Balance at December 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss	-	-	-	(14,844)	(14,844)

Balance at December 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Proceeds of private placement September 10, 2007	-	-	1,500,000	-	1,500,000

Units issued September 10, 2007 @$8.00 per share	5,375,000	538	42,999,462	-	43,000,000

Units issued September 11, 2007 @$8.00 per share	375,000	37	2,999,963	-	3,000,000

Expenses of the Offering	-	-	(4,581,967)	-	(4,581,967)

Less shares subject to possible redemption	-	-	(8,609,194)	-	(8,609,194)

Net Income	-	-	-	150,493	150,493

Balance at December 31, 2007	7,000,000	$700	$34,323,139	$124,501	$34,448,340
Unaudited:
Issuance of Warrants May 21, 2008	-	-	783,860	-	783,860
Net Loss	-	-	-	(872,835)	(872,835)

Balance at September 30, 2008	7,000,000	$700	$35,106,999	$(748,334)	$34,359,365

See notes to unaudited condensed consolidated financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007	May 10, 2005 (Inception) - September 30, 2008

Cash flow from operating activities
Net income/(loss)	$(872,835)	$50,558	$(748,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to the issuance of warrants	783,860	-	783,860
Net interest income	(661,346)	-	(1,226,576)
(Increase)/decrease in prepaid expenses	56,615	(107,260)	(31,256)
(Increase)/decrease in deferred income tax asset	(302,556)		(360,166)
Increase/(decrease) in taxes payable	(78,311)	7,193	222,485
Increase/(decrease) in accounts payable and accrued expenses	286,091	(3,416)	336,140
Net cash used in operating activities	(788,482)	(52,925)	(1,023,847)

Cash flows from investment activities
Payment to trust account	-	(45,160,000)	(45,160,000)
Interest drawn from trust account	970,351	(105,360)	1,177,998
Net cash provided by/(used in) investing activities	970,351	(45,265,360)	(43,982,002)

Cash flows from financing activities
Proceeds from notes and advances payable, InterAmerican Advisors, LLC	-	-	141,000
Payments of notes and advances payable, InterAmerican Advisors, LLC	-	(105,000)	(141,000)
(Proceeds) from note payable	-	69,650	69,650
Payment of note payable	(46,734)	-	(69,650)
Payment of costs of public offering	(125,000)	(2,078,396)	(2,483,483)
Proceeds from private placement warrant sale	-	1,500,000	1,500,000
Proceeds from sale of shares of common stock	-	-	15,000
Proceeds from initial public offering	-	46,000,000	46,000,000
Net cash provided by/(used in) financing activities	(171,734)	45,386,254	45,031,517

Net increase in cash	10,134	67,969	25,667
Cash at beginning of period	15,533	440	-
Cash at end of period	$25,667	$68,409	$25,667

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$28,484	$320,912	$28,484
Accrual of deferred underwriting fees	$-	$2,070,000	$2,070,000

Supplemental cash flow information:
Cash paid for interest	$3,411	$-	$16,862
Cash paid for income taxes	$265,792	$-	$265,792

See notes to unaudited condensed consolidated financial statements.

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

1. Basis of Presentation, Organization, Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of InterAmerican Acquisition Group Inc. (the ‘‘Company’’) and its wholly-owned subsidiary, CNC Development Ltd. All intercompany transactions have been eliminated. The consolidated financial statements at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, and for the period from May 10, 2005 (inception) to September 30, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2008 and the results of its consolidated operations for the three months ended September 30, 2008 and 2007 and its consolidated operations and cash flows for the nine months ended September 30, 2008 and 2007 and for the period from May 10, 2005 (inception) to September 30, 2008 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The condensed balance sheet at December 31, 2007 and the statement of stockholders’ equity for the period ended December 31, 2005 and the years ended December 31, 2006 and 2007 have been derived from audited financial statements.  The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. See Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures relating to the Company’s financial statements and accounting principles.

Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business, as further described in Note 9 below. All activity through September 30, 2008 relates to the Company’s formation, the public offering and its efforts to identify and consummate a business combination as described below. In connection with the prospective acquisition of an operating business (as further described in Note 9) the Company formed its wholly-owned subsidiary, CNC Development Ltd. in the British Virgin Islands on August 11, 2008. CNC Development Ltd. was formed for the purpose of the business combination described in Note 9 and had no operations as of September 30, 2008. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 2). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the Offering of units, consisting of one share of the Company’s common stock and one redeemable common stock purchase warrant (the “Units”) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial merger, acquisition, asset purchase or other such transaction (a “Business Combination”) with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds was deposited in a trust account (the “Trust Account”), as further described in Note 2, until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all third parties the Company engages for services rendered to it or products sold to it (which includes, for example, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s two executive officers, William Morro and Dr. Richard Sinkin have severally (but not jointly) agreed that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to the Company or products sold to the Company (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the Trust Account, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the Trust Account and only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against the Company for some unforeseen event, claims against the Company brought by a target business for breach of contract, or breach of a confidentiality agreement with a potential target. The Company will bring an action against either of its executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to the Company in the director and officer questionnaires provided to the Company in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), the Company currently believes that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, the Company has not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the Company’s public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to the Company to fund its working capital), due to claims of such creditors. The remaining net proceeds (not held in the Trust Account) and interest income earned on the funds in the Trust Account of up to $950,000, after tax, may be released to the Company upon demand and may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company has signed a definitive agreement for the acquisition of a target business (Note 9) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and special advisors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,250,000 founding shares of common stock (as well as any shares included in units purchased in the Offering or in the aftermarket) in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

The Company’s amended and restated certificate of incorporation provides for the liquidation of the Trust Account as part of any plan of dissolution and distribution of the Company, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to complete the Business Combination described in Note 9 within that period.  This factor, along with the liquidity factors described in Note 10 raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements are prepared assuming the Company will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, nor can the certificate of incorporation be amended without the affirmative vote of 95% of the shares sold in the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants, as defined below, contained in the Units issued in the Offering discussed in Note 2).

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Common Share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits.  The effect of the 5,750,000 outstanding warrants issued in connection with the Offering and the 1,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income/(loss) per share calculations for the period ended September 30, 2008 since such warrants are contingently exercisable. The effect of the 185,000 outstanding warrants issued on May 21, 2008 as described in Note 4 has not been considered in diluted income/(loss) per share calculations for the period ended September 30, 2008 since the effect would have been antidilutive.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our financial condition or results of operations. There have been no audits of the Company’s tax returns since inception and all years remain open to tax examination.

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

3. Trust Account

Investments held in trust at September 30, 2008 are invested in a money market fund meeting conditions of the Investment Company Act of 1940.  Continental Stock Transfer and Trust Company is the trustee and the trust account is maintained by the trustee at JP Morgan Chase New York Bank. The Company is permitted to draw up to $950,000 of after-tax interest to meet its needs for operating expenses and working capital.  Of this amount the Company had drawn $715,000 as of September 30, 2008.  The Company is also permitted to draw from interest earned on the Trust Account without restriction to pay taxes.  As of September 30, 2008, it had drawn $463,000.  The reconciliation of investments held in trust as of September 30, 2008 is as follows:

Contribution to trust	$45,160,000
Interest income received	1,178,709
Accrued interest income	47,868
Withdrawl to pay taxes	(463,000)
Withdrawl to fund operations(1)	(715,000)
Investments and accrued interest held in trust at September 30, 2008	$45,208,577
______________________________
(1) Limited to $950,000

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following components as of December 31, 2007 and September 30, 2008:

	September 30, 2008	December 31, 2007

Amounts due for offering-related expenses	28,484	153,484
Other	336,140	50,049
Total	364,624	$203,533

5.  Notes Payable

The Company issued a $75,000 unsecured promissory note to InterAmerican Advisors, LLC (‘‘InterAmerican’’), an affiliate of certain of its Initial Stockholders, on May 27, 2005, issued a $15,000 unsecured promissory note to InterAmerican on July 6, 2006, issued an additional $15,000 unsecured promissory note to InterAmerican on November 6, 2006, issued an additional $6,500 unsecured promissory note to InterAmerican on March 1, 2007 and issued an additional $29,000 unsecured promissory note to InterAmerican on June 25, 2007. In accordance with their terms, the notes were repaid in full on September 10, 2007, together with interest at the rate of 6% per annum for the amount of $12,678 from the date of issue.

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

6. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering.  The statement of Operations for the three-month and nine-month periods ended September 30, 2008 and the period from May 10, 2005 (inception) to September 30, 2008 includes $23,667, $83,667 and $120,000 respectively related to this agreement.

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

We issued to certain of our founding stockholders warrants to purchase an aggregate of 185,000 shares of our common stock, pursuant to agreements dated as of May 21, 2008.  Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a business combination is consummated in 2008 or 90 days after the consummation of a business combination if such business combination occurs in 2009 or (y) September 4, 2009.  The warrants are subject to the same restrictions as the original shares held by the Company’s founding stockholders, including the restriction from selling or transferring the warrants, or any common stock underlying them, until September 4, 2009 (the “Restricted Period”).  During the Restricted Period, no sale or transfer or other disposition of the warrants, or any common stock underlying them, can be made except for certain limited exceptions as set forth in the warrant agreements.  The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The value of the warrants was determined by our board of directors to be $783,860 ($4.24 per share) based on an assessment of fair value provided by a third-party appraiser who utilized a Black-Scholes model, although the assumptions used as inputs in the Black-Scholes model (volatility, risk-free rates and expected term) are not considered significant since variations of these assumptions have little to no effect on the fair value, the resulting fair value of the warrant being the differential between the fair value of the underlying share and the exercise price of the warrant. The fair value of the common share underlying the warrant was discounted for post-vesting restrictions. As noted above, neither the warrants or the underlying common shares can be sold or transferred, except for limited circumstances during the Restriction Period and the common shares have no rights to the amounts in the Trust Account upon liquidation. The discounts for the post-vesting restrictions were estimated by applying a probability to our successful completion of a business combination and discounting the resulting value for trading restrictions and illiquidity following the prospective exercise of the options. A tax deduction for such expense will be available to us at such time as the options are exercised by the holders (if ever). If we successfully conclude a business combination, we believe that the exercise of the options is highly likely. However, because of uncertainty about the exercise of the options, we have taken a reserve of 100% for deferred taxes associated with the option expense.

7. Stockholders’ Equity

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

8. Income Taxes

The provision for income taxes consists of the following:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Current:
Federal	$170,237	$4,335
State	48,976	2,858
Deferred:
Federal	(302,555)	-
State	-	-

Total	$(83,342)	$7,193

The majority of the Company’s operating expenses are not currently deductible for income tax purposes.  These expenses will be deductible for income tax purposes over a period of time when a trade or business, as defined in the Internal Revenue Code, begins operations or in the event the Company liquidates.  The deferred tax asset relates to the future benefit the Company will receive when it is able to deduct these costs for income tax purposes.

The effect of the temporary differences that make up the deferred tax assets are as follows:

	September 30, 2008	December 31, 2007

Effect of expenses deferred for purposes of calculating income tax	666,250	67,563
Valuation allowance	(306,084)	(9,953)
Total	$360,166	$57,610

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal tax rate to income before provision for income taxes as follows:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Statutory federal income tax rate	34.0%	34.0%
State and local income tax rate	5.9%	5.9%
Change in valuation allowance	(31.1)%	(27.5)%

Effective income tax rate	8.8%	12.4%

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance that was partially relieved following the Offering. Because of limitations on loss carrybacks applicable to state income taxes, the Company continued to record a valuation reserve for deferred state tax assets at September 30, 2008 and December 31, 2007.

9. Proposed Merger

Effective May 15, 2008, the Company became party to a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung Limited, a privately-held company based in the British Virgin Islands that provides city planning, infrastructure development, urban land improvement, and older-city redevelopment to municipalities in China (“Sing Kung”). Sing Kung was formed in the British Virgin Islands in 2007 for the sole purposes of acquiring a 100% interest in Century City Infrastructure Co., Ltd. (“Century City”). Century City was also formed in 2007 and registered as a wholly-owned foreign enterprise in China, for the purpose of acquiring a 100% interest in Shanghai New Century City Development, Ltd. (“SNC”), which is the entity through which Sing Kung conducts most of its business in China. The acquisition of SNC by Century City is not yet complete, but Century City controls and has a 100% economic interest in SNC as a result of agreements that have been executed between Century City and the SNC stockholders. The closing of the acquisition is pending and will be completed upon settlement of certain accounts receivable and receipt of requisite government approvals.

Pursuant to the stock purchase agreement, IAG formed a subsidiary, CNC Development Ltd. (“CNC”) in the British Virgin Islands on August 11, 2008. Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement calls for the simultaneous redomestication of IAG from the State of Delaware to the British Virgin Islands, through a merger of the Company into CNC. The Sing Kung stockholders that are party to the stock purchase agreement will receive in the aggregate (i) 47,000,000 shares of CNC common stock plus (ii) the right to receive an additional 13.5 million shares if the following net income targets are met in each of the years shown below:

Year ending December 31,	Net Income

2008	$38,000,000
2009	$56,000,000
2010	$80,000,000
2011	$112,000,000
2012	$151,200,000

CNC also intends to make an exchange offer of one share of CNC common stock for each of the remaining 5,463,718 shares of Sing Kung (calculated on a fully-diluted basis) that are held by Sing Kung Stockholders who are not parties to the stock purchase agreement. The acquisition is expected to be consummated in the fourth quarter of 2008, after the required approval by the Company’s stockholders and the fulfillment of certain other closing conditions. Following the closing of the transaction, the post-transaction public company will be renamed China New City Construction Co. Ltd. In addition, the Company will seek to list its shares on the NASDAQ Stock Market.

Recent changes in market conditions have increased the risk the acquisition of Sing Kung cannot be completed on the terms set forth in the May 15, 2008 stock purchase agreement. Following negotiations between the parties, their respective management and boards of directors are giving consideration to modified transaction terms.

The Company has incurred and expensed approximately $307,000 of costs related to the proposed transaction with Sing Kung as of September 30, 2008. For a more complete discussion of our proposed business combination, see our amended proxy filed with the SEC on November 7, 2008.

10. Liquidity

In addition to those initial proceeds not deposited in the trust fund, we are permitted to deduct up to $950,000 of interest income from the trust fund to fund our working capital requirements and the costs of pursuing a business combination. Additional withdrawals from interest earned on the trust fund are permitted to pay taxes. As of September 30, 2008 we had withdrawn $715,000 of the amount permitted for working capital purposes, leaving $235,000 to be withdrawn if there is sufficient interest income to do so. As of September 30, 2008, we had liabilities, other than taxes payable and deferred underwriting fees, net of cash, equal to $338,956, an amount that exceeds our potential available working capital draw by $103,956. Despite this working capital deficiency, based on the arrangements we have made with certain of our vendors and advisors for payment following the consummation of the Sing Kung stock purchase if it is consummated, we believe we have sufficient resources to complete the transaction if it is approved by our stockholders.

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

Overview

InterAmerican Acquisition Group, Inc. was formed on May 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  Effective May 15, 2008, we entered into a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung.  There can be no assurance that the Company will be able to complete a transaction with Sing Kung, or any other business combination.

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

Pursuant to the stock purchase agreement, we formed a subsidiary, CNC Development Ltd., in the British Virgin Islands on August 11, 2008. Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement calls for the simultaneous redomestication of the Company from the State of Delaware to the British Virgin Islands, through a merger of us into CNC. Holders of 89.6% of Sing Kung’s fully-diluted shares who are parties to the stock purchase agreement and upon closing will receive in the aggregate (i) 47,000,000 shares of CNC common stock plus (ii) the right to receive an additional 13,500,000 shares if the following Net Income targets are met in each of the years shown below:

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

Recent changes in market conditions have increased the risk the acquisition of Sing Kung cannot be completed on the terms set forth in the May 15, 2008 stock purchase agreement. Following negotiations between the parties, their respective management and boards of directors are giving consideration to modified transaction terms.

Results of Operations

For the three months and nine months ended September 30, 2008, we had a net loss of $126,670 and $872,835 respectively.  We had net income for the three and nine months ended September 30, 2007 of $53,830 and $50,558 respectively.

Interest earned in our trust account for the three months ended September 30, 2008 was $188,901.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we may incur losses due to managements’ expenses relating to locating a target business to acquire.

Expenses during the quarter ended September 30, 2008 totaled $366,958 and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($21,367); administrative expense related to the trust ($2,941); D&O insurance ($16,704); franchise taxes ($37,575); the InterAmerican Advisors LLC administrative fee ($23,667); costs associated with pursuing a business combination ($260,529); investor relations and communications expense ($1,495); and other miscellaneous expenses ($2,680). Our provision for income taxes amounted to a benefit of $51,387.

Interest earned in our trust account for the nine months ended September 30, 2008 was $661,346.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we may incur losses due to managements’ expenses relating to locating a target business to acquire.

Expenses during the nine months ended September 30, 2008 totaled $1,617,523 and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($151,954); administrative expense related to the trust ($8,226); D&O insurance ($49,751); franchise taxes ($111,375); the InterAmerican Advisors LLC administrative fee ($83,667); costs associated with pursuing a business combination ($417,344); interest expense ($3,411); investor relations and communications expense ($3,075); other miscellaneous expenses ($4,860); and $783,860 incurred during the second quarter as a result of the issuance of options to our management, directors and a special advisor (as described below in Part II Item 2: Unregistered sales of equity securities and use of proceeds). Our provision for income taxes amounted to a benefit of ($83,342).

Expenses during the quarter ended September 30, 2007 totaled $51,530 and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters ($14,455); administrative expense related to the trust ($8,468); D&O insurance ($8,450); taxes ($7,193); the InterAmerican Advisors LLC administrative fee ($6,333); costs associated with pursuing a business combination ($4,759); and interest expense ($1,872 of which $1,668 was accrued on notes payable to InterAmerican Advisors, LLC).

Expenses during the nine months ending September 30, 2007 totaled $54,802 and included $27 of administrative expenses and $3,245 of additional interest expense on notes payable to InterAmerican Advisors, LLC beyond the expenses incurred by us during the quarter ended September 30, 2007.

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

In addition to those initial proceeds not deposited in the trust fund, we are permitted to deduct up to $950,000 of interest income from the trust fund to fund our working capital requirements and the costs of pursuing a business combination. Additional withdrawals from interest earned on the trust fund are permitted to pay taxes. As of September 30, 2008 we had withdrawn $715,000 of the amount permitted for working capital purposes, leaving $235,000 to be withdrawn if there is sufficient interest income to do so. As of September 30, 2008, we had liabilities, other than taxes payable and deferred underwriting fees, net of cash, equal to $338,956, an amount that exceeds our potential available working capital draw by $103,956. Despite this working capital deficiency, based on the arrangements we have made with certain of our vendors and advisors for payment following the consummation of the Sing Kung stock purchase if it is consummated, we believe we have sufficient resources to complete the transaction if it is approved by our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus on Form 424(b)(3), filed on September 5, 2007, which could materially affect our business, financial condition or future results and in our Annual Report on Form 10-K for the year ended December 31, 2007.  The risks described in our Prospectus and Annual Report are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Other than risks specifically associated with the Sing Kung stock purchase and our limited liquidity as discussed above under the heading “Financial Condition and Liquidity”, there have been no material changes from the risk factors previously disclosed on Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, we have filed an amended proxy/registration statement on Form S-4 dated as of November 7, 2008 in connection with seeking stockholder approval for the Sing Kung stock purchase and it provides additional information on the risks particular to such business combination. The referenced proxy/registration statement has not yet been declared effective and it remains subject to change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10 and 11, 2007, we closed our initial public offering of 5,750,000 units, including 750,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $46,000,000. Chardan Capital Markets LLC (“CCM”) acted as representative of the underwriters in the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on registration statement Form S-1 (Nos. 333-125558). The Securities and Exchange Commission declared the registration statement effective on September 4, 2007.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Agreement with Chardan Capital Markets LLC

On September 4, 2008, the Company entered into a definitive agreement to engage CCM to advise the Company and provide various support services in connection with the prospective acquisition of an operating business (as further described in ITEM 1, Note 9) (the “Transaction”). The support services to be provided by CCM include advising on valuation and planning matters related to the Transaction, assisting with the structuring of the terms of future amendments to the Transaction (if any), arranging meetings with investors that CCM determines are likely to be interested in owning or acquiring the securities of the Company or the combined companies following the Transaction, facilitating introductions to research organizations to increase awareness about the Company and the Transaction, leveraging CCM’s relationships with other financial institutions to provided needed finance strategy and support and such other matters in related to the Transaction that the Company and CCM agree.

Subject to certain early termination rights of the Company and CCM, the engagement period extends through the final date in which the Company may complete a business combination, September 5, 2009. If the Transaction is consummated, the engagement period extends for two years and the scope of the engagement is revised to focus on the provision of advice by CCM regarding future funding and securities matters of the combined companies.

Compensation of CCM is contingent on consummation of the Transaction and has been set as 0.5% of the market capitalization of the combined companies for the 10 trading days prior to and following the closing of the Transaction plus an additional amount equal to 0.15% of the market capitalization of the combined companies if the share price of the combined companies exceeds $10 per share during the 10 trading days following the closing of the Transaction. In addition, CCM is entitled to reimbursement of certain reasonable expenses incurred in the performance of the engagement. The compensation for services following consummation of the Transaction shall be as mutually agreed by CCM and the combined company.

The agreement described above was approved by the board of directors of the Company in a meeting held on August 26, 2008, subject to negotiation of final terms by CCM and the Company’s management.

The foregoing summary of the proposed transactions and the engagement agreement with CCM is subject to, and qualified in its entirety by, the full text of the engagement agreement, which is attached as an exhibit to a Form 8-K filed by the Company with the SEC on September 5, 2008.

ITEM 6. EXHIBITS

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

Dated: November 14, 2008