Form 10-K
period 2008-12-31
InterAmerican Acquisition Group Inc
filed 2009-03-31
CIK 1328494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐

Non-accelerated filer ☐                                                                                                     Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $7.83 per share as of June 30, 2008, was approximately $45.0 million. The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock as of March 31, 2009 was 7,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes, “estimates, “anticipates, “expects, “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts, “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may not join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in the services or manufacturing sector or in a foreign jurisdiction;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

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

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to InterAmerican Acquisition Group, Inc.

PART I

Item 1. Business.

Introduction

InterAmerican Acquisition Group, Inc. (the “Company”, “we”, or “us”) is a blank check company organized under the laws of the State of Delaware on May 10, 2005. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business. To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination. We are not presently engaged in any substantive commercial business. Our activities since the consummation of our initial public offering have been solely to identify a prospective target business and were not limited to a particular industry or country. As of the date of this filing, we have not acquired any business operations, but, as further described below, we have entered into a definitive agreement to acquire Sing Kung Limited.

Our executive offices are located at 2918 Fifth Ave., Suite 209, San Diego, CA 92103 and our telephone number at that location is (619) 298-9883.

Recent Developments

The registration statement for our initial public offering (the “Offering”) was declared effective on September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, selling 5,750,000 units (“Units”) at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a business combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $10.00 per share for any 20 trading days within a 30-day period ending on the third day prior to the date on which notice of redemption is given. In addition, the Company also consummated a private placement of 1,000,000 warrants at $1.50 per warrant to an entity affiliated with its management team and one of the Company’s special advisors (the “Warrant Purchase”). We received gross proceeds of $46,000,000 from the Offering (including the exercise of the underwriters’ overallotment option) and $1,500,000 from the Warrant Purchase, of which $45,160,000 was placed in trust.

On September 5, 2007, our units commenced trading on the OTC:BB under the symbol “IAQGU”. Holders of the Company’s units were able to separately trade the common stock and warrants included in such units commencing September 20, 2007 and the trading in the units has continued under the symbol IAQGU. The common stock and warrants are quoted on the OTC:BB under the symbols IAQG and IAQGW, respectively.

Since the completion of the Offering, we were engaged in the search for a suitable business combination until we entered into a stock purchase agreement with Sing Kung Limited, a privately-held company based in the British Virgin Islands (“Sing Kung”), with operations in the People’s Republic of China (“PRC”), effective as of May 15, 2008 and amended on November 28, 2008. The proposed transaction is described below. Subsequent to the effective date of the stock purchase agreement, we have been conducting activities pertinent to the prospective transaction and preparing a proxy statement/prospectus on Form S-4 as required to obtain the vote of our stockholders. Our proxy statement/prospectus on Form S-4, as amended, was initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2008 and the most recent amendment was filed on December 18, 2008.

On May 21, 2008, the Company issued to certain of its founding stockholders and one of its special advisors, warrants to purchase an aggregate of 185,000 shares of its common stock, pursuant to agreements dated as of May 21, 2008, an amount that will be reduced to 55,850 shares to comply with Amendment No.1 to the stock purchase agreement. A copy of the form of agreement with such founding stockholders was filed on a Current Report on Form 8-K on May 23, 2008. As a result of the issuance of the warrants, if such warrants are exercised, the founding stockholders would have an 18.5% beneficial ownership interest in the Company after giving effect to the warrant reduction required by the stock purchase agreement, as amended, and before giving effect to the exercise of the private placement warrants purchased at the time of the Offering. Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a business combination is consummated in 2008 or 90 days after the consummation of a business combination if such business combination occurs in 2009 or (y) September 4, 2009. The holders of such warrants are restricted from selling or transferring the warrants, or any common stock underlying such warrants, to any transferee until September 4, 2009. During such restricted period, no sale or transfer or other disposition of the warrants, or any common stock underlying such warrants, can be made except for certain limited exceptions as set forth in the warrant agreements. The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 11, 2008, the Company formed CNC Development Ltd. (“CNC”) in the British Virgin Islands as a wholly-owned subsidiary of the Company in accordance with the unanimous written resolution of its board of directors and the terms of the stock purchase agreement with Sing Kung. CNC currently has no operations or assets.

Our Management Team

Our management team has extensive experience making acquisitions and in guiding businesses operating in emerging markets. William C. Morro, our Chairman, Chief Executive Officer and Chief Financial Officer has participated as an investment principal in 55 acquisition or divestiture transactions since 1991. He led investment business units for Heller Financial Inc. and the Bank of Montreal Group of Companies before becoming a principal in the InterAmerican Group and a founder of the Company. Dr. Richard N. Sinkin, our Chief Operating Officer and Secretary, is also a Partner of the InterAmerican Group and founded its predecessor entities. InterAmerican Group specializes in providing international business consulting services to companies and institutions seeking to establish a marketing or manufacturing presence in emerging markets, with particular emphasis on Latin America. He is a specialist in setting up offshore business operations, particularly in Mexico, where he has directed the start-up of 27 factories. Prior to forming InterAmerican, Dr. Sinkin was the vice president of the Institute of the Americas in La Jolla, California and he continues to serve organizations that are deeply involved with business development in emerging markets, including as an elected member of the Council on Foreign Relations in New York.

Sourcing the Sing Kung transaction

Target businesses were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Our officers, directors and special advisors as well as their affiliates also brought to our attention target business candidates that they became aware of through their business contacts. Although we gave particular attention to the potential of a target business to expand its operating scope in Mexico/Latin America, we determined that the acquisition of Sing Kung was in the best interests of our stockholders. We negotiated a stock purchase agreement with a majority of Sing Kung’s stockholders effective May 15, 2008, and an amendment thereto effective November 28, 2008. We did not engage any party to whom we owe a finder’s fee or other compensation and we did not pay nor will we be obligated to pay any of our existing officers, directors, special advisors or stockholders or any entity with which they are affiliated any finder’s fee for services rendered to us prior to, in connection with or following the consummation of a business combination. In addition, we have not paid and will not pay any of our existing officers, directors, special advisors or stockholders or any entity with which they are affiliated any consulting fees or other similar compensation other than the $120,000 administrative fee to InterAmerican Advisors, LLC, and reimbursable out-of-pocket expenses.

Although our management has and continues to endeavor to evaluate the risks inherent in the Sing Kung transaction, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Overview of Sing Kung’s business

Sing Kung, through its Chinese operating subsidiaries, Century City Infrastructure Co., Ltd. (“Century City”) and Shanghai New Century City Development, Ltd. (“SNC”), provides comprehensive strategic planning services and further partners with various specialist firms to deliver detailed urban plans, infrastructure development, urban land improvement, and older-city redevelopment to municipal governments in China. In this way, Sing Kung delivers turnkey solutions to municipalities seeking to implement new development zones, expand existing developments, or redevelop underutilized urban resources and thereby stimulate supplemental direct investment. Sing Kung’s planning and infrastructure projects encompass sites targeted by municipalities for industrial, commercial, and residential developments. The range of services provided is tailored for the specific needs of its clients, selected from a universe of roughly 5,300 local government entities with limited economic strength but development resources offering strong economic potential. These could include: newly-formed municipalities; mid-sized cities and counties; or established larger urban areas and special development zones that must react quickly but strategically to keep up with urbanization pressures. Generally, Sing Kung first provides its clients with an economic development and land resource management strategy, followed by detailed development plans and fully-financed infrastructure implementation. Sing Kung also offers municipal government leaders support in obtaining long-term replacement financing and later-phase commercialization and project marketing.

Summary of the Sing Kung transaction

Effective May 15, 2008, the Company became party to a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung. Pursuant to the stock purchase agreement, as amended, the Company formed a subsidiary, CNC in the British Virgin Islands on August 11, 2008. Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement calls for the simultaneous redomestication of the Company from the State of Delaware to the British Virgin Islands, through a merger of the Company into CNC. The Sing Kung stockholders that are party to the stock purchase agreement will receive in the aggregate (i) 19,843,417 shares of CNC common stock plus (ii) the right to receive an additional 12.4 million shares if the following net income targets are met in each of the years shown below:

Year ending December 31,	Net Income

2009	$56,000,000
2010	$80,000,000
2011	$112,000,000
2012	$151,200,000

CNC also intends to make an exchange offer of 1,076,070 shares of CNC common stock for the remaining 2,548,719 common shares of Sing Kung and 2,685,774 shares of CNC common stock for the 2,915,000 shares of preferred shares of Sing Kung that are held by Sing Kung stockholders who are not parties to the stock purchase agreement. The acquisition is expected to be consummated in the second quarter of 2009, after the required approval by the Company’s stockholders and the fulfillment of certain other closing conditions. Following the closing of the transaction, the post-transaction public company will be renamed China New Cities Development Ltd. In addition, the Company will seek to list its shares on The NASDAQ Stock Market prior to the completion of the acquisition.

Prior to the closing of the acquisition, the amended stock purchase agreement requires us to reduce the number of the Company’s common shares outstanding (including the management warrants issued on May 21, 2008 and described above) to a total of 7,055,850. To satisfy this condition, our board of directors has authorized, and the holders of the management warrants have agreed, to a rescission of 129,150 of the management warrants prior to the closing of the Sing Kung transaction.

Working capital requirements to complete the acquisition

Our management has not had experience completing an acquisition on behalf of a blank check company and the time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Nevertheless, as further discussed below in Item 7 under the heading “CHANGES IN FINANCIAL CONDITION – Liquidity and capital resources”, we have exhausted our available working capital in our efforts to complete the Sing Kung transaction. If we are unable to consummate the Sing Kung transaction, we most likely will not have the resources to pursue an alternative business combination and we will have to liquidate. All costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed and the costs expended in pursuit of the Sing Kung transaction will result in a loss to us and reduce the amount of capital available to the combined business or to our stockholders if we are forced to liquidate. We have not paid and will not pay any of our existing officers, directors, special advisors or stockholders or any entity with which they are affiliated any consulting fees or other similar compensation other than the $120,000 administrative fee to InterAmerican Advisors, LLC, and reimbursable out-of-pocket expenses.

Fair market value of target business

The initial target business we acquire must have a fair market value equal to at least 80% of our net assets (excluding any funds held for the benefit of the underwriters) at the time of such acquisition, including any amount held in the trust account subject to the redemption rights described below. Provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated, we can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business. This would be the case in the Sing Kung transaction if there is no participation in the exchange offer by Sing Kung stockholders who are not parties to the stock purchase agreement. We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Our board of directors made a determination that the Sing Kung transaction meets the above-described fair-market-value requirement and therefore we did not obtain an independent valuation.

Lack of business diversification

Given our intention to pursue the Sing Kung transaction, we lack the resources to pursue a second business combination prior to its consummation. Accordingly, the prospects for our success are entirely dependent our ability to consummate the Sing Kung transaction and upon the future performance of its business alone. By consummating a business combination with only a single entity, our lack of diversification may:

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

Limited ability to evaluate the target business’ management

Although we attempted to closely scrutinize the management of the acquisition target when evaluating the desirability of pursuing the Sing Kung transaction, we cannot assure you that our assessment of Sing Kung’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors in the target business following a business combination cannot presently be stated with any certainty. While William C. Morro has agreed to remain associated in a board and executive capacity following a business combination, subject to reaching a satisfactory agreement on proposed compensation and responsibilities with the company’s board of directors following the consummation, there can be no assurance that he or any other current officers or directors will continue to be affiliated with the combined company or that they will devote their full efforts to our affairs subsequent to a business combination. Additionally, our current officers and directors do not have significant experience or knowledge relating to the operations of Sing Kung’s business.

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

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the business combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our founding stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall also apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our founding stockholders, officers and directors. Accordingly, they will vote these shares in accordance with the majority of the shares of common stock voted by the public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering both exercise their redemption rights and vote against the business combination.

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

We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the Offering, exercise their redemption rights. These redemption provisions, which are contained in our certificate of incorporation, cannot be amended without the affirmative vote of 95% of the shares sold in the Offering. We view these provisions as obligations to our investors and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions. Accordingly, we view it as our obligation to structure and consummate a business combination in which up to 19.99% of the public stockholders may exercise their redemption rights and the business combination will still go forward. We will not seek to increase or decrease this threshold.

Plan of dissolution and liquidation if no business combination

Pursuant to the terms of the trust agreement between us and Continental Stock Transfer & Trust Company, if we do not complete a business combination within 18 months after the consummation of the Offering, or within 24 months after the consummation of our initial public is offering if the extension criteria described below have been satisfied, we will as promptly as practicable in accordance with the Delaware General Corporation Law dissolve, liquidate and distribute only to our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), plus any remaining net assets. These liquidation provisions, which are contained in the investment management trust agreement, cannot be amended without the affirmative vote of 100% of the public stockholders. The provisions are also set forth in our certificate of incorporation, an amendment to which requires the affirmative vote of 95% of the shares sold in the Offering. We view these provisions as obligations to our investors and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions. Our founding stockholders have waived their rights to participate in any liquidation of our trust account in connection with our dissolution with respect to shares of common stock owned by them immediately prior to the Offering and to vote their shares of common stock in favor of any plan of dissolution and distribution which we will submit to a vote of our stockholders. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of dissolution, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account. To the extent such funds are not available, InterAmerican Capital Partners II LLC has agreed to advance us the necessary funds and has agreed not to seek repayment for such expenses, though it has not taken a reserve for this possibility and there can be no assurance that it will be able to meet its obligations under this agreement.

If we were to expend all of the net proceeds of the initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.85 or $0.15 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of creditors. Although we will seek to have all third parties we engage for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts, but excludes our independent registered public accounting firm), prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our two executive officers, William C. Morro and Dr. Richard N. Sinkin, have severally (but not jointly) agreed, pursuant to agreements with us and Chardan Capital Markets, LLC, that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the trust, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. The indemnification provided by Mr. Morro and Dr. Sinkin would not cover tort claims brought against us for some unforeseen event, claims against us brought by a target business for breach of contract or breach of a confidentiality agreement with a potential target. We will bring an action against either of our executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to us in the director and officer questionnaires provided to us in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, we have not asked Mr. Morro or Dr. Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of such creditors.

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

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the Offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of the Offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose or that our executive officers will be able to satisfy their indemnification obligations.

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

•	upon such deadline, we would file the preliminary proxy statement with the SEC;

•
if the SEC does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

•
if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our second amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our second amended and restated certificate of incorporation) from the date of the Offering, the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of the Offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

Competition for acquired businesses

If we succeed in effecting a business combination with Sing Kung, there will be, in all likelihood, intense competition from its competitors. We cannot assure you that, subsequent to a business combination with Sing Kung, the surviving company will have the resources or ability to compete effectively.

Periodic reporting and audited financial statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

Audited financial statements based on United States generally accepted accounting principles have been provided by Sing Kung since its inception and these will be included, together with other required disclosures, as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Mr. Morro and Dr. Sinkin to each devote an average of approximately ten hours per week to our business and now that a suitable target business has been identified, these individuals will devote additional time as is necessary. We do not have any full time employees, nor do we intend to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained elsewhere in this annual report and the risk factors described in our proxy statement/prospectus on Form S-4, as amended, initially filed with the Securities and Exchange Commission on August 12, 2008, relating to the Sing Kung transaction, before making a decision to invest in our securities.

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND, ACCORDINGLY, YOU WILL NOT HAVE ANY BASIS ON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVE.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses without limitation to any particular industry or geographical location. Although we entered into a stock purchase agreement with Sing Kung, we will not generate any revenues or income, other than interest on the trust account funds, until, at the earliest, after the consummation of a business combination. The financial statements do not include any adjustments that might result from our ability to consummate the initial public offering or our ability to operate as a going concern.

IF WE ARE FORCED TO DISSOLVE BEFORE THE COMPLETION OF A BUSINESS COMBINATION, OUR PUBLIC STOCKHOLDERS WILL RECEIVE LESS THAN $8.00 PER SHARE UPON DISTRIBUTION OF THE TRUST ACCOUNT AND OUR WARRANTS WILL EXPIRE WORTHLESS.

If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate the trust account as part of our plan of dissolution and distribution (which will include the full amount in the trust account, including the $2,070,000 held for the benefit of the underwriters and any interest earned thereon (net of taxes payable) and the $1,500,000 from the warrant purchase), the per-share liquidation distribution received by our public stockholders from the trust account will be (unless there are claims not otherwise satisfied by the amounts not held in the trust account or the indemnification provided by our two executive officers) approximately $7.85, plus interest, if any (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital) because of the expenses of our initial public offering, our general and administrative expenses and the costs of seeking a business combination. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. Additionally, we could use a portion of the funds not being placed in trust as a down payment or lock-up payment in connection with a proposed business combination, although we do not have any current intention to do so. If we did and were subsequently required to forfeit such funds (whether as a result of a breach of the terms of the agreement containing the requirement of a down payment or lock-up payment or otherwise), we might not have sufficient funds to continue our search for a target business. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account as part of our plan of dissolution and distribution in the event we do not complete a business combination within the required time periods. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section in Item 1 above entitled ‘‘Plan of dissolution and liquidation if no business combination.’’

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS FROM THE TRUST ACCOUNT AS PART OF OUR PLAN OF DISSOLUTION AND DISTRIBUTION WILL BE LESS THAN $7.85 PER SHARE AND THE PER SHARE REDEMPTION PRICE FOR REDEEMING STOCKHOLDERS COULD BE LESS THAN $7.85.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all third parties we engage for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts, but excludes our independent registered public accounting firm), prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share distribution from the trust account will not be less than $7.85, plus interest, (net of taxes payable and interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of such creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, William C. Morro, our chief executive officer, chief financial officer and chairman of our board of directors and Dr. Richard N. Sinkin, our chief operating officer, secretary and a member of our board of directors, have severally (but not jointly) agreed, pursuant to agreements with us and Chardan Capital Markets, LLC, that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40%, respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the trust, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. The indemnification provided by Mr. Morro and Dr. Sinkin would not cover tort claims brought against us for some unforeseen event, claims against us brought by a target business for breach of contract or breach of a confidentiality agreement with a potential target. We will bring an action against either of our executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to us in the director and officer questionnaires provided to us in connection with our initial public offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, we have not asked Mr. Morro or Dr. Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than as described above. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 that will be released to us to fund our working capital), due to claims of such creditors. In addition, such third party claims could result in the per share redemption price received by stockholders who vote against a business combination and elect to redeem their shares for cash being less than approximately $7.85, plus interest (net of taxes payable and net of interest previously released to us). In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

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

OUR PUBLIC STOCKHOLDERS ARE NOT ENTITLED TO PROTECTIONS NORMALLY AFFORDED TO INVESTORS OF BLANK CHECK COMPANIES.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that was not identified at the time of our initial public offering, we are deemed to be a ‘‘blank check’’ company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of our initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

BECAUSE THERE ARE NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS SEEKING TO EFFECTUATE A BUSINESS COMBINATION, IT WILL BE MORE DIFFICULT FOR US TO DO SO IF WE ARE UNABLE TO COMPLETE THE SING KUNG TRANSACTION.

Since 2003, based upon publicly available information, approximately 161 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 64 companies have consummated a business combination, while 17 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 39 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders. Accordingly, there are approximately 41 blank check companies with more than $9.6 billion in trust that are seeking to carry out a business plan similar to our business plan if we are unable to consummate the Sing Kung transaction. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this annual report and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we will be subject to competition from these and other companies seeking to consummate a business plan similar to ours if we are unable to consummate the Sing Kung transaction. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

IF THE CASH NOT HELD IN TRUST IS INSUFFICIENT TO ALLOW US TO OPERATE FOR AT LEAST 24 MONTHS FROM THE CONSUMMATION OF OUR INITIAL PUBLIC OFFERING, WE MAY NOT BE ABLE TO COMPLETE A BUSINESS COMBINATION OR TO CONTINUE AS A GOING CONCERN.

We believe that the funds held by us outside the trust account (including the $950,000 available to us from interest earned on the funds in the trust account) and the contingency arrangements we have entered into with certain vendors are sufficient to allow us to operate until approximately June 2009 (which is less than 24 months from our initial public offering), assuming that a business combination with Sing Kung is not consummated during that time. Although we cannot assure you that our estimates are accurate even if the business combination with Sing Kung remains possible, we do not expect that the resources currently available to us will allow us to operate until September 10, 2009 and we may be forced to liquidate. If we do not consummate the Sing Kung transaction by approximately the end of June 2009, we will not have sufficient funds to continue searching for an alternative business combination and we would expect to be forced to liquidate in that circumstance and would not be able to continue as a going concern.

WE ARE DEPENDENT UPON INTEREST EARNED ON THE TRUST ACCOUNT AND CONTINGENCY ARRANGEMENTS WITH CERTAIN OF OUR VENDORS TO FUND THE ACTIVITIES NECESSARY TO CONSUMMATE A BUSINESS COMBINATION.

Following our initial public offering, we had only approximately $350,000 available to us outside the trust account to fund our working capital requirements, including meeting certain accrued expenses of our initial public offering. We are dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination and to pay our taxes. While we are entitled to the interest earned on the trust account (net of taxes payable) up to a maximum of $950,000 for such purpose, if interest rates do not increase from the low levels prevailing as of March 2009, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate. There is no assurance that we will be able to borrow additional funds from any source and our insiders do not have any obligation to provide additional funds for us to continue pursuing a business combination.

BECAUSE OF THE SIGNIFICANT COMPETITION FOR BUSINESS COMBINATION OPPORTUNITIES, THE LIMITED TIME REMAINING FOR US TO COMPLETE A BUSINESS COMBINATION AND OUR LIMITED RESOURCES, IT IS UNLIKELY THAT WE WILL BE ABLE TO CONSUMMATE AN ATTRACTIVE BUSINESS COMBINATION IF OUR STOCKHOLDERS DO NOT APPROVE THE SING KUNG TRANSACTION.

We expect to encounter intense competition from other entities having a business objective similar to ours, including other similar blank check companies as well as venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions in the event that our stockholders do not approve the Sing Kung transaction. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by the short time remaining before the deadline for consummating a business combination, September 10, 2009, and by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, we may not have enough cash available from funds outside of the trust account to make deposits or fund a ‘‘no-shop’’ provision in connection with a particular business combination which may cause us to be at a competitive disadvantage in pursuing the acquisition of target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in or preclude us from successfully negotiating an alternative business combination.

WE WILL DISSOLVE AND LIQUIDATE IF WE DO NOT CONSUMMATE A BUSINESS COMBINATION WITHIN THE ALLOWED PERIOD AND OUR STOCKHOLDERS MAY BE HELD LIABLE FOR CLAIMS BY THIRD PARTIES AGAINST US TO THE EXTENT OF DISTRIBUTIONS RECEIVED BY THEM.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if certain extension criteria are satisfied). There is no guarantee that we will be able to complete a business combination in this time frame.  This factor raises a substantial doubt about the Company’s ability to continue as a going concern and our independent registered public accounting firm has included language regarding this uncertainty in their audit report.   Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that the board recommends and the stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

THE PROCEDURES WE MUST FOLLOW UNDER DELAWARE LAW AND OUR SECOND AMENDED AND RESTATED CERTIFICATE OF INCORPORATION IF WE DISSOLVE AND LIQUIDATE MAY RESULT IN SUBSTANTIAL DELAYS IN THE LIQUIDATION OF OUR TRUST ACCOUNT TO OUR PUBLIC STOCKHOLDERS AS PART OF OUR PLAN OF DISSOLUTION AND DISTRIBUTION.

Pursuant to, among other documents, our second amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months after the consummation of our initial public offering if the extension criteria have been satisfied, we will be required to dissolve, liquidate and wind up in compliance with the provisions of the Delaware General Corporation Law. In addition, in the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

IN THE EVENT THAT WE DO NOT CONSUMMATE THE SING KUNG TRANSACTION, THE MERITS AND RISKS ASSOCIATED WITH AN ALTERNATIVE TRANSACTION CANNOT BE ASCERTAINED BECAUSE NO CONTINGENT ACQUISITION TARGET HAS BEEN IDENTIFIED AND THE INDUSTRY AND BUSINESS IN WHICH WE WOULD ULTIMATELY OPERATE ARE UNKNOWN.

We may consummate a business combination with a manufacturing or service company in any industry we choose and are not limited to any particular industry or geographical location. Accordingly, if the Sing Kung transaction is not consummated and we were able to pursue another business combination, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

WE INTEND TO ISSUE SHARES OF OUR CAPITAL STOCK TO COMPLETE THE SING KUNG TRANSACTION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Following our initial public offering and the issuance of warrants to certain of our founders in May 2008, there are 76,065,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. The Sing Kung transaction contemplates that we will issue approximately 23.6 million shares of our common stock to existing Sing Kung stockholders, and if we were to conclude any alternative business combination, it is likely that we would issue a substantial number of our shares of common stock. The issuance of additional shares of our common stock as contemplated in the Sing Kung transaction:

•	will significantly reduce the equity interest of current investors;
•
will cause a change in control which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and result in the resignation, removal or reduction in authority of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similar effects would be expected if significant share issuances occurred in conjunction with an alternative business combination.

WE MAY ISSUE DEBT SECURITIES TO COMPLETE A BUSINESS COMBINATION, WHICH COULD CAUSE A DEFAULT AND FORECLOSURE ON OUR ASSETS IF OUR OPERATING REVENUES AFTER A BUSINESS COMBINATION ARE INSUFFICIENT TO PAY OUR DEBT OBLIGATIONS AND MAY RESTRICT US FROM OBTAINING ADDITIONAL FINANCING IF NECESSARY.

Although it is not currently expected to be required to complete the Sing Kung transaction, if we issue our debt securities to complete that or any business combination, it could result in:

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

We believe that the net proceeds from our initial public offering and the warrant purchase will be sufficient to allow us to consummate a business combination with Sing Kung. However, if the net proceeds from the initial public offering and the warrant purchase prove to be insufficient, either because we are forced to pursue an alternative business combination or the depletion of the available net proceeds (including interest earned on the trust account released to us) precludes us from being able to consummate the Sing Kung transaction or pursue an alternative transaction, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Thus, if we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust account as part of our plan of dissolution and distribution, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination with Sing Kung or any other party, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

INITIALLY, IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS OR SERVICES.

The net proceeds from our initial public offering and the warrant purchase provide us with only approximately $43,090,000 in the trust account (before giving effect to shares subject to redemption) which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated. Consequently, initially it is probable that we will have the ability to complete a business combination with only a single operating business. This would be the case if we complete the Sing Kung transaction. Accordingly, the prospects for our success may be:

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

In connection with the stockholder approval of Sing Kung transaction and any other business combination, each public stockholder may have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the Sing Kung transaction or a future business combination, if such business combination becomes available to us.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 5,750,000 shares of common stock. In addition, contemporaneous with the initial public offering, we sold an aggregate of 1,000,000 warrants to InterAmerican Capital Partners II LLC and affiliates and to one of our special advisors. The founding stockholders and one of the Company’s special advisors also hold 185,000 warrants, an amount that will be reduced to 55,850 to comply with Amendment No.1 to the stock purchase agreement. The potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing and it could induce current stockholders to vote against the proposed transaction and to seek redemption of their shares. If and to the extent the above-mentioned warrants are exercised, our stockholders will experience dilution to their holdings.

IF OUR FOUNDING STOCKHOLDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

Our founding stockholders are entitled to make a demand that we register the resale of their shares of common stock at any time commencing three months prior to the date on which their shares are released from escrow. If our founding stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,250,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy compliance policies and procedures and disclosure requirements and other rules and regulations.

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

OUR ABILITY TO SUCCESSFULLY EFFECT A BUSINESS COMBINATION AND TO BE SUCCESSFUL AFTERWARDS WILL BE TOTALLY DEPENDENT UPON THE EFFORTS OF OUR KEY PERSONNEL, SOME OF WHOM MAY CONTINUE WITH US FOLLOWING A BUSINESS COMBINATION, BUT MOST OF WHOM ARE LIKELY TO BE NEW OR ASSOCIATED WITH THE ACQUIRED BUSINESS.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is anticipated that William C. Morro will remain associated with the target business if we complete the Sing Kung transaction, and it is possible that Dr. Richard N. Sinkin may continue his involvement in an executive or advisory position following a business combination, their ultimate willingness to do so will depend on reaching satisfactory agreements with the board of directors of the company following the business combination regarding compensation, responsibilities and other such matters. Mr. Morro has agreed to continue on as Executive Vice Chairman of the board of directors and Chief Corporate Development Officer following the consummation of the business combination, subject to being able to negotiate a satisfactory compensation arrangement with the board of directors of the combined company. Mr. Morro will not be the Chief Executive Officer following the consummation of the Sing Kung transaction and therefore his influence over the strategy and operations of the business will be reduced. Therefore, it is likely that some or all of the board members and management of the target business at the time of the business combination will remain in place if the Sing Kung transaction is consummated. If we do not complete the Sing King transaction, the ability of our management team to remain with the combined company will depend on their experience in the industry of the acquired business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. In the case of the Sing Kung transaction, the difficulty of assessing management is increased by the geographic distance between the management of the Company and Sing Kung, as well as the differences in language and culture.

OUR OFFICERS AND DIRECTORS WILL ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not currently and do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. For additional discussion of the potential conflicts of interest that you should be aware of, see the section in Item 10 below entitled ‘‘Conflicts of interest.’’ We cannot assure you that these conflicts will be resolved in our favor.

OUR OFFICERS, DIRECTORS AND THEIR AFFILIATES MAY IN THE FUTURE BECOME AFFILIATED WITH ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US AND ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED TO.

None of our directors, officers or their affiliates has been a principal of, or affiliated or associated with, a blank check company and none of such individuals is currently affiliated with any such entity. However, our officers and directors may in the future become affiliated with entities, including other ‘‘blank check’’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For additional discussion of our management’s affiliations and the potential conflicts of interest that you should be aware of, see the section in Item 10 below entitled ‘‘Conflicts of interest.’’

ALL OF OUR OFFICERS, DIRECTORS AND SPECIAL ADVISORS OWN SHARES OF OUR COMMON STOCK WHICH WILL NOT PARTICIPATE IN THE LIQUIDATION OF THE TRUST ACCOUNT AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION.

All of our officers, directors and special advisors own shares of our common stock that were issued prior to our initial public offering, but have waived their right to receive distributions with respect to those shares upon the liquidation of the trust account if we are unable to consummate a business combination. Additionally, InterAmerican Capital Partners II LLC and affiliates, together with one of our special advisors, purchased $1,500,000 of warrants from us in a private placement contemporaneous with the consummation of our initial public offering. The founding stockholders and one of the Company’s special advisors also hold 185,000 warrants, an amount that will be reduced to 55,850 to comply with Amendment No.1 to the stock purchase agreement. Our officers and directors and certain of their affiliates or designees may purchase securities in the open market (although they are not obligated to do so). If they units or shares of common stock in the open market, they have agreed to vote such shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders on a proposal to approve a business combination and exercise redemption rights in connection therewith. The shares and warrants owned by our directors, officers, special advisors and InterAmerican Capital Partners II LLC and affiliates (other than those purchased in our initial public offering or the aftermarket) will be worthless if we do not consummate a business combination. The personal and financial interests of our directors, officers and special advisors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’, officers’ and special advisors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

OUR FOUNDING STOCKHOLDERS WILL NOT BE REIMBURSED FOR ANY OUT-OF-POCKET EXPENSES INCURRED BY THEM TO THE EXTENT THAT SUCH EXPENSES EXCEED THE AVAILABLE FUNDS OUTSIDE THE TRUST ACCOUNT UNLESS THE BUSINESS COMBINATION IS CONSUMMATED AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION AND IN THE PUBLIC STOCKHOLDERS’ BEST INTEREST.

Our founding stockholders, including all of our officers and directors, will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available funds held outside the trust account and the portion of the interest earned on the trust account released to us (which, because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The financial interest of our officers and directors could influence their motivation in selecting or continuing the pursuit of a target business combination and thus, there may be a conflict of interest when determining whether a particular business combination, including the Sing Kung transaction is in the stockholders’ best interest. We would note, however, that such expenses are likely to be insignificant compared to the value of management’s equity stake.

OUR FOUNDING STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING A STOCKHOLDER VOTE.

Following our initial public offering, our founding stockholders (including all of our officers and directors) collectively owned 17.9% of our issued and outstanding shares of common stock. Taking into account the warrants issued on May 21, 2008, they have the potential to increase that percentage to 20% of our outstanding shares without any additional expenditure of funds. None of our founding stockholders, officers and directors has indicated to us that he intends to purchase additional securities in the open market, but they are not precluded from doing so. Any shares of common stock acquired by founding stockholders in our initial public offering or the aftermarket will be considered part of the holding of the public stockholders and will have the same rights as other public stockholders, including voting and redemption rights with respect to a potential business combination. However, they have agreed to vote such shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders.

Because InterAmerican Capital Partners II LLC and affiliates and one of our special advisors purchased $1,500,000 of warrants from us in a private placement completed contemporaneously with the initial public offering and received additional warrants on May 21, 2008, certain of our founding stockholders have an even larger ownership block of our common stock upon exercise of the warrants which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our founding stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founding stockholders will continue to exert control at least until the consummation of a business combination. In addition, our founding stockholders and their affiliates and relatives are not prohibited from purchasing units in the open market. If they do, we cannot assure you that our founding stockholders will not have considerable influence upon the vote in connection with a business combination.

IF OUR COMMON STOCK BECOMES SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION’S PENNY STOCK RULES, BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN OUR SECURITIES MAY BE ADVERSELY AFFECTED.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

OUR SECURITIES ARE QUOTED ON THE OTC BULLETIN BOARD, WHICH MAY LIMIT THE LIQUIDITY AND PRICE OF OUR SECURITIES MORE THAN IF OUR SECURITIES WERE QUOTED OR LISTED ON THE NASDAQ STOCK MARKET OR ANOTHER NATIONAL EXCHANGE.

Our securities are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The NASDAQ Stock Market or another national exchange. We cannot assure you that our securities will continue to be traded on the OTC Bulletin Board in the future or following the completion of a business combination. If the Company were to lose the right to have its securities traded on the OTC Bulletin Board, we could face significant material adverse consequences, including a:

•	more limited availability of market quotations for our securities;
•
determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	more limited amount of news and analyst coverage for our Company;
•	decreased ability to issue additional securities or obtain additional financing in the future; and
•	decreased ability of our stockholders to sell their securities in certain states.

OUR DIRECTORS MAY NOT BE CONSIDERED ‘‘INDEPENDENT’’ UNDER THE POLICIES OF THE NORTH AMERICAN SECURITIES ADMINISTRATORS ASSOCIATION, INC. AND WE THUS MAY NOT HAVE THE BENEFIT OF INDEPENDENT DIRECTORS EXAMINING OUR FINANCIAL STATEMENTS AND THE PRIORITY OF EXPENSES INCURRED ON OUR BEHALF SUBJECT TO REIMBURSEMENT.

Although each of our directors owns shares of our common stock, no salary or other compensation will be paid to our directors for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe our non-executive directors would be considered ‘‘independent’’ as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that all of such individuals are not ‘‘independent.’’ If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be ‘‘independent,’’ we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations.

WE MAY CHOOSE TO REDEEM OUR OUTSTANDING WARRANTS AT A TIME THAT OUR WARRANT HOLDERS MAY NOT WISH TO EXERCISE THEIR WARRANTS OR MAY NOT HAVE THE FINANCIAL CAPABILITY TO EXERCISE THEIR WARRANTS.

Subject to there being a current prospectus under the Securities Act of 1933, as amended, with respect the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $10.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when the holders may not wish to do so or do not have the financial capability to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

ALTHOUGH WE ARE REQUIRED TO USE OUR BEST EFFORTS TO HAVE AN EFFECTIVE REGISTRATION STATEMENT COVERING THE ISSUANCE OF THE SHARES UNDERLYING THE WARRANTS AT THE TIME THAT OUR WARRANT HOLDERS EXERCISE THEIR WARRANTS, WE CANNOT GUARANTEE THAT A REGISTRATION STATEMENT WILL BE EFFECTIVE, IN WHICH CASE OUR WARRANT HOLDERS MAY NOT BE ABLE TO EXERCISE OUR WARRANTS.

Holders of our warrants will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933, as amended, relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of our initial public offering to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that we will be able to do so. If we fail to register the shares of common stock underlying the warrants or have them qualified for an exemption under the securities laws of the states of residence of the holders of our warrants, the warrants may be deprived of any value and the market for the warrants may be limited. In such a circumstance, we are not obligated to pay cash or other consideration to the holders of the warrants and the warrants could become worthless and later expire unexercised and unredeemed.

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

THE HOLDERS OF THE WARRANTS PURCHASED IN THE PRIVATE PLACEMENT AND SUBSEQUENTLY ISSUED IN MAY 2008 MAY EXERCISE THEIR WARRANTS EVEN IF HOLDERS OF THE WARRANTS PURCHASED IN OUR INITIAL PUBLIC OFFERING MAY NOT BE ABLE TO EXERCISE THEIR WARRANTS.

Because the warrants we sold in the private placement to InterAmerican Capital Partners II LLC (an entity wholly-owned by certain of our officers) and affiliates, together with one of our special advisors and the warrants issued in May 2008 were issued pursuant to an exemption from the registration requirements under the federal securities laws, the holders of the warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. The holders of the warrants purchased in our initial public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise. As a result, the exercise of the warrants issued in the private placement would have a dilutive effect on the warrants purchased in our initial public offering and could cause the price of our common stock to drop below the exercise price of the warrants and cause the trading price of the warrants to decline or make the warrants worthless.

RISKS ASSOCIATED WITH OPERATING A TARGET BUSINESS IN A FOREIGN COUNTRY, ALL OF WHICH WOULD APPLY TO THE PROPOSED SING KUNG TRANSACTION.

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

The relationship between the United States and foreign governments is subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our initial public offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing operations.

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

Item lB. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We maintain our principal executive offices at 2918 Fifth Avenue South, Suite 209, San Diego, California 92103. The cost for this space through September 4, 2009 is included in the $10,000 per month fee InterAmerican Advisors, LLC charged us for general and administrative services and which commenced on the effective date of the Offering and continued for a period of 12 months thereafter pursuant to a letter agreement between us and InterAmerican Advisors, LLC. We believe, based on rents and fees for similar services in the metropolitan area of San Diego, that the fee charged by InterAmerican Advisors, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock, warrants and units of InterAmerican Acquisition Group, Inc. are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, an FINRA -sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. Our common stock, warrants and units trade under the symbols IAQG, IAQGW and IAQGU respectively. The Company’s units commenced public trading on September 5, 2007 and its common stock and warrants commenced public trading on September 20, 2007.  The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the InterAmerican Acquisition Group, Inc. common stock, warrants and units as reported by NASDAQ. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	InterAmerican Acquisition Group Inc.
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007
Third Quarter	$7.20	$7.18	$1.10	$1.00	$8.20	$8.00
Fourth Quarter	$7.28	$7.17	$1.35	$1.07	$8.60	$8.20
2008
First Quarter	$7.55	$7.24	$2.28	$1.11	$9.80	$8.28
Second Quarter	$7.85	$7.33	$2.05	$1.40	$9.26	$8.70
Third Quarter	$7.80	$7.35	$2.25	$1.15	$9.85	$8.50
Fourth Quarter	$7.35	$6.80	$1.10	$0.13	$8.10	$7.00

Source: NASDAQ. Prices shown reflect inter-dealer prices without retail markup, markdown or commissions if applicable.

The quantities of our issued and outstanding securities and number of shareholders of record for each are shown in the table below as of March 27, 2009.

	Number Issued	Number of
Security Type	and Outstanding	Holders of Record

Common Stock	6,792,170	9
Warrants	6,542,170	3
Units	207,830	1

We believe that the number of beneficial owners of each of our securities is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

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

Recent Sales of Unregistered Securities

On May 21, 2008, the Company issued to certain of its founding stockholders and one of its special advisors, warrants to purchase an aggregate of 185,000 shares of its common stock, pursuant to agreements dated as of May 21, 2008, an amount that will be reduced to 55,850 shares to comply with Amendment No.1 to the stock purchase agreement. A copy of the form of agreement with such founding stockholders was filed on a Form 8-K on May 23, 2008. As a result of the issuance of the warrants, if such warrants are exercised, the founding stockholders would have an 18.5% beneficial ownership interest in the Company after giving effect to the warrant reduction required by the stock purchase agreement, as amended, and before giving effect to the exercise of the private placement warrants purchased at the time of the Offering. Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a business combination is consummated in 2008 or 90 days after the consummation of a business combination if such business combination occurs in 2009 or (y) September 4, 2009. The holders of such warrants are restricted from selling or transferring the warrants, or any common stock underlying such warrants, to any transferee until September 4, 2009. During such restricted period, no sale or transfer or other disposition of the warrants, or any common stock underlying such warrants, can be made except for certain limited exceptions as set forth in the warrant agreements. The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act, as amended, provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During the period of this annual report, there were no securities authorized for issuance under any equity compensation plan.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed under the Securities Act (File No. 333-12558), and which related to the initial public offering of our units, was September 4, 2007.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto contained in this Annual Report on Form 10-K and the Company’s audited financial statements and notes thereto included in our Final Prospectus filed with the SEC on September 5, 2007, our Quarterly Reports on Form 10-Q filed with the SEC and in our proxy statement/prospectus on Form S-4, as amended, initially filed with the Securities and Exchange Commission on August 12, 2008, relating to the Sing Kung transaction.

We were formed on May 10, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business, without limitation to any particular industry or geographical location, that has a fair market value of at least 80% of our net assets (all of our assets, including the funds held in the trust account, less our liabilities, but excluding any funds (net of taxes payable) held in the trust account for the benefit of the underwriters) at the time of the acquisition, provided that the target business is not a start-up or development-stage company or an affiliate of management. We can also satisfy the requirement that the business combination have a fair market value at least equal to 80% of our net assets in an acquisition transaction where we acquire less than a 100% interest in the target business, provided that the fair market value of the interest in such business or businesses is at least equal to 80% of our net assets at the time such acquisition transaction is consummated. We intend to use cash derived from the proceeds of our Offering and concurrent warrant sale, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.

Since our Offering, we were actively searching for a suitable business combination candidate until we entered into a definitive agreement to acquire Sing Kung effective May 15, 2008. Subsequent thereto, our activities have been focused exclusively on completing the steps necessary to consummate the Sing Kung transaction. We cannot assure investors that we will be able to consummate the Sing Kung transaction within the allotted time.

We intend to utilize cash derived from the proceeds of the Offering, the warrant sale and our capital stock in effecting the Sing Kung transaction. The issuance of additional shares of our capital stock in connection with this planned transaction:

•	will significantly reduce the equity interest of our current stockholders;
•
will cause a change in control which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

RESULTS OF OPERATIONS

Through December 31, 2008, our efforts have been primarily organizational activities, activities relating to our Offering and active searching for a target company with which we could effect a business combination and activities related to the consummation of the Sing Kung transaction. We have neither engaged in any operations nor generated any operating revenues to date. We currently have no operating business. Beginning September 10, 2007 (the date of the consummation of our Offering) until our consummation of a business combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our sole source of income.

Our net loss for the twelve months ended December 31, 2008 was ($1,362,727) which consisted of $761,373 in interest income, offset by $2,124,100 in expenses consisting of a provision for income taxes ($106,844); costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including: legal and accounting fees ($191,194); administrative expense related to the trust ($10,910); D&O insurance ($66,454); franchise taxes ($148,250); the InterAmerican Advisors LLC administrative fee ($83,667); costs associated with pursuing a business combination ($708,740, of which $637,881 pertains to the proposed Sing Kung transaction); interest expense ($3,411); investor relations and communications expense ($7,918); other miscellaneous expenses ($12,852); and $783,860 incurred during the second quarter as a result of the issuance of options to our management, directors and a special advisor (as described in the section in Item 11 entitled “Fiscal Year 2008 Stock Option Awards”).

Net income for the twelve months ended December 31, 2007 was $150,493 which consisted of: $565,230 in interest income, partially offset by a provision for income taxes ($100,078); costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($53,426); administrative expense related to the trust ($11,152); D&O insurance ($21,244); franchise taxes ($149,350); the InterAmerican Advisors LLC administrative fee ($36,333); costs associated with pursuing a business combination ($35,722); interest expense ($5,898); investor relations and communications expense ($548); and other miscellaneous expenses ($986).

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

At December 31, 2008, we had cash outside of the Trust Account of $20,773, investments held in the Trust Account of $45,160,415 plus accrued interest receivable on those investments of $44,190, prepaid expenses of $19,552, deferred tax assets of $195,000 and total liabilities of $2,961,263, excluding shares subject to redemption. Because we have nearly exhausted the funds that we are permitted to draw from the Trust Account for working capital expenditures, we have entered into contingency arrangements with various vendors pursuant to which they will be paid upon consummation of a business combination. We estimate that with such contingent payment arrangements, the funds available to us outside of the Trust Account as of December 31, 2008 (including an additional $76,900 in after-tax interest that we are permitted to draw from the Trust Account) are sufficient to allow us to operate through approximately June 2009 and to consummate the Sing Kung transaction. We anticipate using the remaining funds to cover legal and accounting fees, and other expenses attendant to the consummation of the Sing Kung transaction. However, if we are not able to consummate the Sing Kung transaction by approximately June 2009, we will not have sufficient funds to continue to operate the business or to pursue a business combination without raising additional capital. If we lack sufficient funds to continue operations we may be forced to liquidate before we can complete a business combination. Our estimates of the time that we will be able to continue to operate may not be accurate. We do not believe we will need to raise additional funds in order to meet the expenditures required to complete the Sing Kung transaction and have taken no actions to raise additional funds. However, if additional funds are required and we are unable to secure additional financing, the Company would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

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

On September 10 and 11, 2007 we consummated the Offering of 5,750,000 Units. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

The net proceeds to us from the sale of our Units, after deducting offering expenses of $1,021,967 (some of which were not paid at closing) and underwriting discounts of $3,560,000 (including $2,070,000 placed in the Trust Account representing a deferred underwriters’ discount) was $41,418,033. Additionally, we received $1,500,000 from the contemporaneous sale of warrants to InterAmerican Capital Partners II, LLC and affiliates and one of our special advisors. Prior to completion of the Offering, InterAmerican Advisors, LLC, a company owned by our management, loaned us an aggregate of $141,000 for payment of offering expenses on our behalf. These advances, together with interest of approximately $12,678 were repaid on September 10, 2007 from the proceeds of the initial public offering that were allocated to pay offering expenses. $45,160,000 plus after-tax interest income earned on that amount (less up to $950,000 of such after-tax income which may be released to the Company upon demand) is being held in a Trust Account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee and the remaining funds (including up to $950,000 of after-tax income on the funds held in the Trust Account that may be released to the Company) are held outside of the Trust Account. Funds outside the Trust Account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2008, we had drawn $873,100 (of the $950,000 permitted) from the interest earned net of taxes on the Trust Account; we had a cash balance of $20,773; and $8,484 of the expenses incurred to complete the Offering remained unpaid.

Because we have nearly exhausted the funds we are permitted to draw for working capital, we have had to enter into contingent payment arrangements with various vendors in order to meet the requirements necessary to consummate a business combination with Sing Kung. Pursuant to those arrangements, participating vendors will be paid upon consummation of a business combination. Utilizing this mechanism we believe that we will have sufficient funds to complete the Sing Kung transaction if it can be consummated before approximately June 2009, however there can be no assurance that the resources available to us will be sufficient for this purpose. If not, we will be forced to raise additional capital or be forced to liquidate. We have not identified any sources of additional capital and there is no assurance that we would be able to obtain such additional capital if required.

If we are unable to proceed with the Sing Kung transaction, we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding another suitable business combination without securing additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable if and when needed to consummate a particular business combination, we would be compelled to liquidate.

If the Company is forced to liquidate, it would result in a loss of a portion of your investment. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Over the time period from December 31, 2008 to September 5, 2009, we currently anticipate incurring expenses for the following purposes:

•	legal, accounting and other expenses attendant to consummating the Sing Kung transaction;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	administrative fees; and
•	working capital, director and officer liability insurance premiums and reserves.

We expect to use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire Sing Kung, although there is no assurance that we will be successful in doing so.

If we are unable to consummate the Sing Kung transaction or another suitable business combination by September 4, 2009 (or such earlier time as our working capital funds are exhausted), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit price in the Offering because of the underwriting commissions and expenses related thereto and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the funds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our Offering are equity-linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. For a more complete discussion of the treatment of the warrants, see footnote 6 to the financial statements.

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

Contractual Obligations

In connection with our Offering, Chardan Capital Markets LLC (“CCM”) (on behalf of the underwriters) has agreed to defer payment of ($2,070,000) until completion of a business combination. Until a business combination is complete, these funds will remain in the Trust Account. If the Company does not complete a business combination then the underwriters’ deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

On September 4, 2008, the Company entered into a definitive agreement to engage CCM to advise the Company and provide various support services in connection with the acquisition of Sing Kung. The support services to be provided by CCM include advising on valuation and planning matters that may arise related to the acquisition of Sing Kung after the effective date of the agreement with CCM, assisting with the structuring of the terms of future amendments to the Sing Kung transaction (if any), arranging meetings with investors that CCM determines are likely to be interested in owning or acquiring the securities of the Company or the combined companies following the Sing Kung transaction, facilitating introductions to research organizations to increase awareness about the Company and the Sing Kung transaction, leveraging CCM’s relationships with other financial institutions to provided needed finance strategy and support and such other matters in related to the Sing Kung transaction that the Company and CCM agree.

Subject to certain early termination rights of the Company and CCM, the engagement period extends through September 5, 2009. If the Sing Kung transaction is consummated, the engagement period extends for two years and the scope of the engagement is revised to focus on the provision of advice by CCM regarding future funding and securities matters of the combined companies.

Compensation of CCM is contingent on consummation of the Sing Kung transaction and has been set as 0.5% of the market capitalization of the combined companies for the 10 trading days prior to and following the closing of the Sing Kung transaction plus an additional amount equal to 0.15% of the market capitalization of the combined companies if the share price of the combined companies exceeds $10 per share during the 10 trading days following the closing of the Sing Kung transaction. In addition, CCM is entitled to reimbursement of certain reasonable expenses incurred in the performance of the engagement. The compensation for services following consummation of the Sing Kung transaction shall be as mutually agreed by CCM and the combined company.

The agreement described above was approved by the board of directors of the Company in a meeting held on August 26, 2008, subject to negotiation of final terms by CCM and the Company’s management.

Other than contractual obligations incurred in the ordinary course of business and an agreement with InterAmerican Advisors, LLC to provide offices and administrative services through September 4, 2009 for total consideration of up to $120,000, we do not have any other material long-term contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-l through F-14 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of William C. Morro, our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, Mr. Morro concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our chief executive and financial officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the framework set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon his evaluation, he concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 and 15d-15 under the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
William C. Morro	55	Chairman, Chief Executive and Chief Financial Officer
Richard N. Sinkin, PhD	65	Chief Operating Officer, Secretary and Director
James Bazet	61	Director
Dr. Herminio A. Blanco Mendoza	56	Director
Richard M. Wolfson	41	Director

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

James Bazet has served as a member of our board of directors since our inception. Mr. Bazet has been the chairman of the board, president, chief executive officer and a director of Cobra Electronics Corporation, a public company based in Chicago with offices in Hong Kong and Ireland, since 1998. Cobra designs and markets products primarily for consumer markets in North America and Europe. Under Mr. Bazet’s leadership, Forbes Magazine named Cobra one of the Best 200 Small Companies in America in both 2000 and 2001. Since becoming president and chief executive officer of Cobra in 1998, Mr. Bazet has overseen global sourcing of the company’s products, particularly in Asia, as well as of distribution into new markets for the company in Europe. Prior to assuming leadership of Cobra, Mr. Bazet served as chief operating officer of Ryobi America from 1994 to 1998 and as chief executive officer of Code-A-Phone Corporation from 1991 to 1994. Mr. Bazet received a B.S. degree in Finance from Nicholls State University in Louisiana.

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

Our board has participated in identifying and evaluating prospective business combination candidates, selecting the target business, and guiding the structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

Special advisors

As described below, our special advisors are experienced with blank check companies that have completed offerings similar to the Offering. They have agreed to treat our proprietary information confidentially and to be reasonably available on request to advise our board of directors on matters related to the Offering and completing a subsequent business combination. Our special advisors purchased shares of our common stock prior to the Offering, and as described elsewhere in this prospectus, have agreed to be treated similarly to members of management and the board of directors with respect to the voting and disposition of those shares. Our special advisors owe no fiduciary duties to us as officers or directors or in their capacity as advisors.

Dr. Richard D. Propper serves as one of our special advisors. Dr. Propper is an officer and director of several companies that have completed or are pursuing offerings similar our Offering, including Chardan China North Acquisition Corp, Chardan China South Acquisition Corp. and Chardan China Acquisition Corp. In August 2003, he formed: Chardan Capital, LLC, a venture capital management and financial strategic consulting firm based in Southern California, and has been one of its managers since its formation. During this time, Dr. Propper has been focused principally on building business relationships between Chinese and U.S. companies. In 1984, he founded Montgomery Medical Ventures Funds, an early stage venture capital firm, and was the managing general partner until July 1993. He then pursued private investment activities from July 1993 until he formed Chardan Capital in August 2003. Dr. Propper received a B.S. from McGill University and an M.D. from Stanford University. He also spent ten years on the faculty of Harvard medical school as a research fellow and an assistant professor in pediatrics. Dr. Propper is the father of Kerry Propper, the Chief Executive Officer of Chardan Capital Markets, LLC, our lead underwriter.

Steven M. Oliveira serves as one of our special advisors. Mr. Oliveira has been the President of Oliveira Capital, LLC since its inception in 2002. Prior to starting Oliveira Capital, Mr. Oliveira was a venture capitalist and investor in the biotechnology industry. Mr. Oliveira’s career in biotechnology began in 1992 as a Vice President at D. Blech and Company, an investment bank that specialized in financing emerging companies in the life sciences sector. In 1995, while a Managing Partner at CSO Ventures, Mr. Oliveira co-founded Depomed, Inc. and Siga Pharmaceuticals. Since starting Oliveira Capital, LLC in 2002, Mr. Oliveira has focused on investments in the biotechnology industry and Special Purpose Acquisition Companies (SPACs). Mr. Oliveira holds a Bachelor of Arts degree in Economics from Manhattan College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Section 16(a) forms received by it, the Company believes that all such filing requirements for the year ended December 31, 2008 were complied with except that one report was filed late by each of Messrs. Morro, Sinkin, Blanco, Wolfson and Bazet.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or any persons performing similar functions, a copy of which is attached hereto as Exhibit 14.1.

Director Independence

Our board of directors has determined that Messrs. Bazet, Blanco and Wolfson are “independent directors” within the meaning of Rule IOA-3 promulgated under the Exchange Act.

Board Committees

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee.

Audit Committee

Our audit committee consisted solely of James Bazet and Richard M. Wolfson until February 2008, when Dr. Herminio A. Blanco Mendoza was appointed to the audit committee. Mr. Bazet serves as the chairman of our audit committee. Messrs. Wolfson, Blanco and Bazet are each independent directors of our board of directors, as defined by the rules of the SEC. Our board of directors has determined that Mr. Bazet qualifies as an “audit committee financial expert,” as such term is defined by SEC rules.

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

Audit Committee Pre -Approval Policies and Procedures

In accordance with Section 1OA(i) of the Exchange Act before the Company engages its independent accountant to render audit or permitted non-audit services, such engagement is be approved by the board of directors or audit committee.

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

Nominating and Governance Committee

We have established a nominating committee, the members of whom, Messrs. Wolfson, Blanco and Bazet are each independent directors. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, stockholders, investment bankers and others.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•
None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our Company as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. A complete description of our management’s other affiliations are set forth under the beginning of this Item 10 entitled “Directors, Executive Officers and Corporate Governance.”

•
Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our Company.

•
Since our directors own shares of our common stock which will be released from escrow only if a business combination is successfully completed, and will own warrants which will expire worthless if a business combination is not consummated, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of their stock. Our directors and officers were permitted to purchase units in the Offering and may continue to purchase units and common stock in the open market and will vote these shares in accordance with the majority of the shares of common stock voted by the public stockholders on a proposal to approve a business combination and exercise their redemption rights in connection therewith.

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

It is the intention of each officer and non-independent director (Mr. Morro and Dr. Sinkin) to present to us any business opportunities he is made aware of prior to presenting such opportunity to another entity and such officers and non-independent directors do not have any pre-existing fiduciary obligations to any entities that would prohibit this or cause a conflict of interest to exist with us. Our independent directors (Messrs. Bazet, Blanco and Wolfson) are subject to pre-existing fiduciary obligations to the entities that they serve as officers and/or directors and may present opportunities to such entities before presenting them to us.

Mr. Morro and Dr. Sinkin are not currently involved in or a part of any private equity firm or fund other than as limited partners or passive investors with no role in identifying, selecting or disposing of investments. Instead, Mr. Morro and Dr. Sinkin, through InterAmerican Advisors, LLC, provide advisory services to U.S. and Canadian companies that are doing business in Latin America and elsewhere and to Latin American companies that are doing business in the U.S. and Canada. Their advisory services consist of evaluating third party arrangements, conducting due diligence and assisting in the negotiation of cross-border transactions. In providing these advisory services, Mr. Morro and Dr. Sinkin are not analyzing target businesses or seeking acquisitions for InterAmerican Acquisition Group, Inc., instead they are providing advisory services to the clients of InterAmerican Advisors and in such capacity are precluded from activities that would conflict with their clients’ interests such as using information gathered for their own purposes or to benefit us. While Mr. Morro and Dr. Sinkin have, in the past, invested personally (or through affiliated entities they have formed for the purpose of holding their investments) in private equity transactions, and are free to make such direct investments in the future, they have agreed, as mentioned above, to present to us prior to presenting such opportunity to another entity any investment or acquisition opportunities that we are permitted to make or that would be relevant to our business operations.

None of Messrs. Bazet, Blanco or Wolfson (the independent directors) is currently involved in or is a part of any private equity firm or fund. Unlike Mr. Morro and Dr. Sinkin, none of these independent directors will be actively involved in seeking an acquisition target on our behalf. As directors of our Company, these independent directors are expected to become involved in evaluating a potential acquisition target primarily after management has identified such a potential opportunity and presented it for them to consider on our behalf. These outside directors have duties as officers or directors of separate other entities that, like the duties of Mr. Morro and Dr. Sinkin to the clients of InterAmerican Advisors, LLC, preclude them from activities or sharing proprietary information that would conflict with the interests of their employers. Although none of their roles with their respective entities is focused on identifying and evaluating acquisitions, if any of the outside directors becomes involved in evaluating acquisitions or business combinations for these entities, they will have to maintain the confidentiality of that activity and the information they may learn would not be made available to us. The possibility exists that one or more of the independent directors could become aware of a potential acquisition, other than in connection with their duties as officers and directors of their respective employers, and could pass that information on to members of our management.

In connection with the vote required for any business combination, all of our founding stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock which were owned prior to the Offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in the Offering. Any common stock acquired by founding stockholders in the Offering or in the after market will be considered part of the holdings of the public stockholders. These founding stockholders will have the same rights as other public stockholders with respect to such shares, including voting and redemption rights in connection with a potential business combination. However, they will vote such shares on a proposed business combination in accordance with the majority of the shares of common stock voted by the public stockholders. In addition, they have agreed to waive their respective rights to participate in any liquidation including the liquidation of our trust account as part of our plan of dissolution and distribution to our public stockholders, as well as to vote for any plan of dissolution and distribution submitted to our stockholders, but only with respect to those shares of common stock acquired by them prior to the Offering.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our founding stockholders. However, after completing our initial business combination and if we deem it to be in the best interest of our stockholders, we may enter into a business combination with an affiliate in subsequent business combinations.

Item 11. Executive Compensation.

Executive Compensation

No executive officer has received any cash compensation for services rendered. Commencing on the effective date of the Offering and for the 12 months thereafter, we paid InterAmerican Advisors, LLC $10,000 per month for use of office space, utilities, administrative, technology and secretarial services. InterAmerican Advisors, LLC is owned by our management. This arrangement was agreed to by InterAmerican Advisors, LLC for our benefit and was not intended to provide compensation to our management in lieu of salary. We believe, based on rents and fees for similar services in the San Diego area, that the fee charged by InterAmerican Advisors, LLC was at least as favorable as we could have obtained from an unaffiliated third party. Other than the above-described $120,000 fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, including our officers and directors or special advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Summary Compensation Table

No compensation was paid or accrued during the fiscal year ended December 31, 2008 to (1) our President and Chief Executive and Chief Financial Officer or (2) our Chief Operating Officer and Secretary. These two individuals are our only officers and the Company has no employees receiving compensation. In the absence of any compensation, a summary compensation table is not applicable.

2008 Grants of Plan-Based Awards

The Company has no equity or compensation plans and as a result there were no such awards during the fiscal year ended December 31, 2008 to (1) our President and Chief Executive and Chief Financial Officer or (2) our Chief Operating Officer and Secretary. These two individuals are our only officers and the Company has no employees.

Employment Agreement

The Company is not a party to any formal employment agreements.

Fiscal Year 2008 Stock Option Awards

On May 21, 2008, the Company issued to certain of its founding stockholders and one of its special advisors, warrants to purchase an aggregate of 185,000 shares of its common stock, pursuant to agreements dated as of May 21, 2008, an amount that will be reduced to 55,850 shares to comply with Amendment No.1 to the stock purchase agreement. A copy of the form of agreement with such founding stockholders was filed on a Form 8-K on May 23, 2008. As a result of the issuance of the warrants, if such warrants are exercised, the founding stockholders would have an 18.5% beneficial ownership interest in the Company after giving effect to the warrant reduction required by the stock purchase agreement, as amended, and before giving effect to the exercise of the private placement warrants purchased at the time of the Offering. Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a business combination is consummated in 2008 or 90 days after the consummation of a business combination if such business combination occurs in 2009 or (y) September 4, 2009. The holders of such warrants are restricted from selling or transferring the warrants, or any common stock underlying such warrants, to any transferee until September 4, 2009. During such restricted period, no sale or transfer or other disposition of the warrants, or any common stock underlying such warrants, can be made except for certain limited exceptions as set forth in the warrant agreements. The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act, as amended, provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Compensation Actions in 2008

The Company did not make any bonus or salary awards for performance during 2008, nor has it approved any stock option awards for 2008 performance.

Outstanding Equity Awards at Fiscal 2008 Year-End

The Company did not make any equity awards for performance during 2008. The Company did issue stock options to its officers and directors and one of its special advisors during 2008 as described in Item 11 above under the heading “Fiscal Year 2008 Stock Option Awards”.

2008 Option Exercises and Stock Vested

There were no exercises of options to purchase our common stock by (1) our President and Chief Executive and Chief Financial Officer or (2) our Chief Operating Officer and Secretary. These two individuals are our only officers and no other person exercised options to purchase our common stock during 2008. The Company has not issued any stock to any person that is subject to vesting.

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

2008 Director Compensation

No compensation was earned or paid by or to our non-employee directors in 2008.

Director Compensation Policy

The Company does not currently pay any fees to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information regarding the beneficial ownership of our common stock as of the date of this report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors and special advisors; and
•	all our officers and directors and special advisors as a group.

Beneficial Owners of More Than 5% of IAG Common Stock

	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock (2)
Name and Address of Beneficial Owner (1)
Jeffrey Keswin, Lyrical Corp. I, LLC and Lyrical Partners, L.P. (3)	871,500		12.1%
William C. Morro	715,178	(4)	9.7%
Loeb Arbitrage Fund, Loeb Arbitrage Management, LLC, Loeb Marathon Fund LP, Loeb Marathon Offshore Fund, Ltd. and Loeb Offshore Fund, Ltd. (5)	660,015		9.4%
The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. (6)	641,500		9.2%
Craig Samuels (7)	606,000		8.9%
HBK Investments L.P., HBK Management LLC, HBK Master Fund L.P., HBK New York LLC, HBK Partners II L.P., HBK Services LLC and HBK Special Opportunity Fund I L.P. (8)	526,571		7.5%
Richard N. Sinkin, Ph D.	537,855	(9)	7.3%
Mitchell Metzman and Marnie Metzman (10)	465,000		6.9%
S. Muoio & Co. LLC and Salvatore Muoio (11)	408,858		5.8%
Atlas Global Investments, Ltd., Atlas Global, LLC, Atlas Institutional Fund, Ltd., Atlas Master Fund, Ltd, Balyasny Asset Management L.P. and Dmitry Balyasny (12)	400,000		5.7%

1.	Unless otherwise indicated below in notes 3-12, the business address of each of the individuals and entities is 2918 Fifth Avenue South, Suite 209, San Diego, California 92103.

2.
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. These amounts exclude shares issuable upon exercise of warrants that are not exercisable and are not expected to be exercisable within 60 days of March 31, 2009 but include common stock issuable upon the exercise of warrants issued to IAG management in May 2008 (after reduction of such warrants as required by Amendment No. 1 to the stock purchase agreement), which warrants are immediately exercisable.

3.
Includes 211,000 shares of common stock issuable upon the exercise of warrants. The business address of Jeffrey Keswin, Lyrical Corp. I, LLC and Lyrical Partners, L.P. is 405 Park Avenue, 6th Floor, New York, NY 10022. The foregoing information is derived from a Schedule 13G filed with the SEC on February 11, 2009.

4.
Includes 32,903 shares of common stock issuable upon the exercise of warrants issued in May 2008 (after reduction of such warrants as required by Amendment No. 1 to the stock purchase agreement), which warrants are immediately exercisable.

5.
The business address of Loeb Arbitrage Fund, Loeb Arbitrage Management, LLC, Loeb Marathon Fund LP, Loeb Marathon Offshore Fund, Ltd. and Loeb Offshore Fund, Ltd. is 61 Broadway, New York, NY 10006. The foregoing information is derived from a Schedule 13D filed with the SEC on January 26, 2009.

6.
The business address of Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 85 Broad Street, New York, NY 10004. The foregoing information is derived from a Schedule 13G filed with the SEC on February 6, 2009.

7.
Includes 606,000 shares of common stock issuable upon the exercise of warrants. The business address of Craig Samuels is13990 Rancho Dorado Bend, San Diego, CA 92130. The foregoing information is derived from a Schedule 13G/A filed with the SEC on February 13, 2009.

8.
The business address of HBK Investments L.P., HBK Management LLC, HBK Partners II L.P. and HBK Services LLC is 2101 Cedar Springs Road, Suite 700, Dallas, Texas 75201. The business address of HBK Master Fund L.P. and HBK Special Opportunity Fund I L.P. is c/o HBK Services LLC, 2101 Cedar Springs Road, Suite 700, Dallas, TX 75201. The business address of HBK New York LLC is 350 Park Avenue, 20th Floor, New York, NY 10022. The foregoing information is derived from a Schedule 13G/A filed with the SEC on January 29, 2009.

9.
Includes 25,222 shares of common stock issuable upon the exercise of warrants issued in May 2008 (after reduction of such warrants as required by Amendment No. 1 to the stock purchase agreement), which warrants are immediately exercisable.

10.
Includes 465,000 shares of common stock issuable upon the exercise of warrants. The business address of Mitchell Metzman and Marnie Metzman is 4808 Moorland Lane, Suite 109, Bethesda, MD. The foregoing information is derived from a Schedule 13G/A filed with the SEC on February 17, 2009.

11.
The business address of S. Muoio & Co. LLC and Salvatore Muoio is 509 Madison Avenue, Suite 406, New York, New York 10022. The foregoing information is derived from a Schedule 13G filed with the SEC on November 5, 2008.

12.
The business address of Atlas Global Investments, Ltd., Atlas Global, LLC, Atlas Institutional Fund, Ltd., Atlas Master Fund, Ltd and Balyasny Asset Management L.P. is c/o Walkers SPV Limited, Walker House, P.O. Box 908 GT, George Town, Grand Cayman, Cayman Islands, British West Indies. The business address of Dmitry Balyasny is 181 West Madison, Suite 3600, Chicago, Illinois 60602. The foregoing information is derived from a Schedule 13G filed with the SEC on September 13, 2007.

Security Ownership of Officers, Directors and Special Advisors of IAG

	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock (2)
Name and Address of Beneficial Owner (1)
William C. Morro	715,178	(3)	9.7%
Richard N. Sinkin, Ph D.	537,855	(3)	7.3%
Richard M. Wolfson (4)	48,345		*
James Bazet (5)	24,173		*
Dr. Herminio A. Blanco Mendoza (6)	24,173		*
Richard Propper (7)	61,000		*
Steven Oliveira (8)	78,396		1.1%
All directors, executive officers and special advisors as a group (7 individuals)	1,250,000	(9)	17.9%	(10)

* Less than 1%

1.	Unless otherwise indicated below in notes 3-10, the business address of each of the individuals and entities is 2918 Fifth Avenue South, Suite 209, San Diego, California 92103.

2.
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. These amounts exclude shares issuable upon exercise of warrants that are not exercisable and are not expected to be exercisable within 60 days of March 31, 2009 but include common stock issuable upon the exercise of warrants issued to IAG management in May 2008 (after reduction of such warrants as required by Amendment No. 1 to the stock purchase agreement), which warrants are immediately exercisable.

3.
Includes 173,438 shares of common stock held by InterAmerican Capital Partners II LLC, a holding company owned by William C. Morro and Dr. Richard N. Sinkin. Mr. Morro holds 60% of the membership interests of InterAmerican Capital Partners II LLC and Dr. Sinkin holds 40% of the membership interests of InterAmerican Capital Partners II LLC. However, Mr. Morro and Dr. Sinkin equally share ultimate dispositive and voting control over the shares of common stock held by InterAmerican Capital Partners II LLC and for that reason the impact of full beneficial ownership of InterAmerican Capital Partners II LLC is reflected in the table for each of Mr. Morro and Dr. Sinkin. If the percentage ownership for Mr. Morro and Dr. Sinkin were to be calculated based on their actual percentage holdings of InterAmerican Capital Partners II LLC membership interests, 104,063 shares would be allocated to Mr. Morro and 69,375 shares would be allocated to Dr. Sinkin. Also includes an aggregate of 9,861 shares of common stock issuable upon the exercise of warrants held by InterAmerican Capital Partners II LLC issued in May 2008 (after reduction of such warrants as required by Amendment No. 1 to the stock purchase agreement), which warrants are immediately exercisable.

4.	The business address of Richard M. Wolfson is 840 Crescent Center Drive, Suite 600, Franklin, TN 37067.

5.	The business address of James Bazet is 6500 W. Cortland Street, Chicago, IL 60707.

6.	The business address of Dr. Herminio A. Blanco Mendoza is Acordada #47, San Jose Insurgentes Benito Juarez, Mexico, D.F. 03900 (Mexico).

7.	The business address of Richard Propper is 625 Broadway, Suite 1111, San Diego, CA 92101.

8.	The business address of Stephen Oliveira is 18 Fieldstone Court, New York, NY 10956.

9.
Includes an aggregate of 55,850 shares of common stock issuable upon the exercise of warrants issued in May 2008, which warrants are immediately exercisable, after giving effect to the reduction of 129,150 such warrants as required by Amendment No. 1 to the stock purchase agreement. Since the 173,438 shares of common stock owned by InterAmerican Capital Partners II LLC are included in the beneficial ownership calculations of both Mr. Morro and Dr. Sinkin, such shares are only counted once for purposes of this total. Since the 9,861 shares of common stock issuable upon the exercise of warrants owned by InterAmerican Capital Partners II LLC (after the required reduction) are included in the beneficial ownership calculations of both Mr. Morro and Dr. Sinkin, such shares are only counted once for purposes of this total.

10.
Includes an aggregate of 55,850 shares of common stock issuable upon the exercise of warrants issued in May 2008, which warrants are immediately exercisable, after giving effect to the reduction of 129,150 such warrants as required by Amendment No. 1 to the stock purchase agreement. Since the 173,438 shares of common stock owned by InterAmerican Capital Partners II LLC are included in the beneficial ownership calculations of both Mr. Morro and Dr. Sinkin, such shares are only counted once for purposes of calculating the percentage of beneficial ownership of all officers, directors and special advisors as a group. Since the 9,861 shares of common stock issuable upon the exercise of warrants owned by InterAmerican Capital Partners II LLC (after the required reduction) are included in the beneficial ownership calculations of both Mr. Morro and Dr. Sinkin, such shares are only counted once for purposes of this total.

Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination. All of the shares of common stock outstanding prior to the date of the Offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	two years following the effective date of the Offering;
•	our liquidation; and
•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our founding stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of this prospectus.

Item 13. Certain Relationships and Related Transactions.

In May 2005, we issued 1,250,000 shares of our common stock for $15,000 in cash, at a purchase price of $0.012 per share (giving retroactive effect to a 2-for-5 reverse stock split we effected in December 2005, a reallocation of shares among our officers and directors, a 1.25-for-1 stock split we effected in April 2006, a 1.44-for-1 stock split we effected in May 2006, a 1-for-2.16 reverse stock split effected in June 2007, a transfer of 325,000 shares from our founding stockholders to our special advisors in June 2007 and a transfer of an aggregate of 189,000 shares from our special advisor, Richard Propper, to our two executive officers in August 2007). The shares are now owned by the following stockholders:

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

The holders of the majority of the 1,250,000 shares are entitled to require us, on up to two occasions, to register these shares and the and the holders of a majority of the founders’ warrants are entitled to make up to one demand that we register such warrants pursuant to an agreement signed on the date of the Offering. The holders of the majority of the 1,250,000 shares can elect to exercise the registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, these security holders have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before three years from the date of the Offering. In addition, these stockholders and the holders of the founding director warrants have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow or the founding director warrants become exercisable, as the case may be. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have agreed to pay InterAmerican Advisors, LLC $10,000 per month for use of office space, utilities, administrative, technology and secretarial services for up to 12 months. InterAmerican Advisors, LLC is owned by our management. Messrs. Morro and an affiliate of Dr. Sinkin own 3% and 97% of InterAmerican Advisors, LLC, respectively. The name of the affiliate of Dr. Sinkin is Sintrim Capital Corp., a Delaware corporation that is wholly controlled by Dr. Sinkin. Sintrim Capital Corp. is a holding company used by Dr. Sinkin to hold certain business assets. Accordingly, each will benefit from the transaction to the extent of his respective interest in InterAmerican Advisors, LLC. However, this arrangement is solely for our benefit and is not intended to provide Mr. Morro and Dr. Sinkin compensation in lieu of a salary. We believe, based on rents and fees for similar services in the metropolitan area of San Diego, that the fee charged by InterAmerican Advisors, LLC is at least as favorable as we could have obtained from an unaffiliated person.

On May 21, 2008, the Company issued to certain of its founding stockholders and one of its special advisors, warrants to purchase an aggregate of 185,000 shares of its common stock, pursuant to agreements dated as of May 21, 2008, an amount that will be reduced to 55,850 shares to comply with Amendment No.1 to the stock purchase agreement. A copy of the form of agreement with such founding stockholders was filed on a Form 8-K on May 23, 2008. As a result of the issuance of the warrants, if such warrants are exercised, the founding stockholders would have an 18.5% beneficial ownership interest in the Company after giving effect to the warrant reduction required by the stock purchase agreement, as amended, and before giving effect to the exercise of the private placement warrants purchased at the time of the Offering. Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a business combination is consummated in 2008 or 90 days after the consummation of a business combination if such business combination occurs in 2009 or (y) September 4, 2009. The holders of such warrants are restricted from selling or transferring the warrants, or any common stock underlying such warrants, to any transferee until September 4, 2009 (the “Restricted Period”). During the Restricted Period, no sale or transfer or other disposition of the warrants, or any common stock underlying such warrants, can be made except for certain limited exceptions as set forth in the warrant agreements. The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act, provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Each of Mr. Morro and Dr. Sinkin is deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, William C. Morro, our chief executive officer, chief financial officer and chairman of our board of directors and Dr. Richard N. Sinkin, our chief operating officer, secretary and a member of our board of directors, have severally (but not jointly) agreed, pursuant to agreements with us and Chardan Capital Markets, LLC, that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40%, respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to us or products sold to us (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the trust, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. The indemnification provided by Mr. Morro and Dr. Sinkin would not cover tort claims brought against us for some unforeseen event, claims against us brought by a target business for breach of contract or breach of a confidentiality agreement with a potential target. We will bring an action against either of our executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to us in the director and officer questionnaires provided to us in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), we currently believe that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, we have not asked Mr. Morro or Dr. Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than as described above.

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

We will reimburse our officers and directors and special advisors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers and directors and special advisors will not be repaid out of proceeds held in trust until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

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

In connection with the Offering, Chardan Capital Markets, LLC acting for the underwriters, has agreed to defer payment of $2,070,000 of underwriting fees until completion of a business combination. Until a business combination is complete, these funds will remain in the Trust Account. If the Company does not complete a business combination then the deferred fees will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

Item 14. Principal Accounting Fees and Services

Description of Professional Services

As previously disclosed in our January 2008 Current Report on Form 8-K, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”).  As a result, GGK resigned as auditors of the Company effective January 28, 2008 and M&P was appointed as our independent registered public accounting firm in connection with our annual financial statements for the fiscal years ended December 31, 2008 and 2007.

Audit Fees

The aggregate fees paid to GGK in 2007, which includes fees relating to the initial public offering and for the review of financial statements included in our quarterly reports on Form 10-Q were approximately $44,500.  We expect to be billed approximately $30,000 by M&P in connection with our December 31, 2008 year-end audit.  The aggregate fees for professional services rendered by M&P in 2008 were approximately $90,000, which includes fees relating to our quarterly reports on Form 10-Q of $35,500 and fees relating to the review of our initial Registration Statement on Form S-4 related to the Sing Kung transaction and subsequent amendments thereto of approximately $54,500.  In addition, M&P billed us approximately $33,000 in connection with our December 31, 2007 year-end audit.

Audit-Related Fees

Audit related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by GGK or M&P.

Tax Fees

The fees paid to RSM McGladrey Inc., an affiliate of M&P, in 2008 for tax compliance totaled $5,000.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

INTERAMERICAN ACQUISITION GROUP, INC

(a corporation in the development stage)

Financial Statements

For the years ended December 31, 2008 and December 31, 2007 and the cumulative period from May 10, 2005 (inception) to December 31, 2008.

Contents

Reports of Independent Registered Public Accounting Firms

Audited Financial Statements

Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Contents

3.1(a)	Second Amended and Restated Certificate of Incorporation*
3.1(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation*
3.2	Bylaws*
4.1	Specimen Unit Certificate*
4.2	Specimen Common Stock Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Form of Warrant Certificate (issued in private placement).*
10.1	Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and William C. Morro.*
10.2	Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Dr. Richard N. Sinkin*
10.3	Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Richard M. Wolfson*
10.4	Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and James Bazet.*
10.5	Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Dr. Herminio A. Blanco Mendoza.*
10.6	Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and InterAmerican Capital Partners II LLC.*
10.7	Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Richard Propper.*
10.8	Form of Letter Agreement among the Registrant, Chardan Capital Markets, LLC and Steven Oliveira.*

10.9	Form of Underwriting Agreement.*
10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.12	Form of Letter Agreement between InterAmerican Advisors, LLC and the Registrant regarding administrative support.*
10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.14	Form of Fourth Amended and Restated Warrant Purchase Agreement dated June 27, 2007 between the Registrant, one of its special advisors and InterAmerican Capital Partners II LLC.*
14.1	Code of Ethics and Conduct for officers and members of the Board of Directors.
16	Letter from Goldstein Golub Kessler LLP to the Securities and Exchange Commission, dated January 16, 2008.**
31
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125558).
** Incorporated by reference to our Current Report on Form 8-K filed on January 16, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
InterAmerican Acquisition Group Inc.

We have audited the accompanying consolidated balance sheets of InterAmerican Acquisition Group Inc. (a corporation in the development stage) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and for the cumulative period from May 10, 2005 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from May 10, 2005 (inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors,  the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterAmerican Acquisition Group Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the cumulative period from May 10, 2005 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of InterAmerican Acquisition Group Inc.'s internal control over financial reporting as of December 31, 2008, included in the accompanying management’s report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming InterAmerican Acquisition Group Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company will face a mandatory liquidation on September 10, 2009 if a business combination is not consummated, and as discussed in Note 11, the Company has a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP

New York, New York
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
InterAmerican Acquisition Group Inc.

We have audited the accompanying statement of stockholders’ equity of InterAmerican Acquisition Group Inc. (a corporation in the development stage) (the “Company”) for the period from May 10, 2005 (inception) to December 31, 2005 and the year ended December 31, 2006, and the amounts included in the cumulative columns in the statements of operations and cash flows for the period from May 10, 2005 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the stockholders’ equity of InterAmerican Acquisition Group Inc. for the period from May 10, 2005 (inception) to December 31, 2005 and the year ended December 31, 2006, and the results of its operations and cash flows for the cumulative period from May 10, 2005 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

September 14, 2007

ITEM 1: FINANCIAL STATEMENTS

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS
Current Assets:
Cash	$20,773	$15,533
Investment and accrued interest - trust account	45,204,605	45,517,583
Prepaid expense	19,552	87,871
Total current assets	45,244,930	45,620,987
Deferred tax asset	195,000	57,610

Total Assets	$45,439,930	$45,678,597

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses (including amounts payable to related parties of $51,844 and $10,000 for 2008 and 2007 respectively)	$606,883	$203,533
Note payable	-	46,734
Income and capital taxes payable	284,380	300,796
Deferred underwriting fees	2,070,000	2,070,000

Total Current Liabilities	2,961,263	2,621,063

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(1,149,425 shares at redemption value) (Note 1)	8,609,194	8,609,194

Stockholders' Equity
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 90,000,000 shares
Issued and outstanding 7,000,000 shares at December 31, 2007 and 2008 (which includes 1,149,425 shares subject to possible redemption)	700	700
Additional paid-in capital	35,106,999	34,323,139
Income/(Deficit) accumulated during the development stage	(1,238,226)	124,501
Total Stockholders' Equity	33,869,473	34,448,340

Total Liabilities and Stockholders Equity	$45,439,930	$45,678,597

See notes to consolidated financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Consolidated Statements of Operations

			For the cumulative
	For the Year Ended		period from
	December 31, 2008	December 31, 2007	May 10, 2005 (Inception) - December 31, 2008

Interest income	$761,373	$565,230	$1,326,603

Expenses
Formation costs		-	4,775
General and administrative expenses	2,013,845	308,760	2,336,057
Interest expense	3,411	5,899	17,075

Total Expenses	2,017,256	314,659	2,357,907
Net profit/(loss) before income tax provision	(1,255,883)	250,571	(1,031,304)

Provision for income taxes	106,844	100,078	206,922

Net income/(loss)	$(1,362,727)	$150,493	$(1,238,226)

Weighted average shares outstanding - basic and diluted	7,000,000	3,032,534	3,317,474

Net earnings/(loss) per share - basic and diluted	$(0.19)	$0.05	$(0.37)

See notes to consolidated financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Consolidated Statement of Stockholders' Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through December 31, 2008

				Income/(Deficit)
				Accumulated
				During the	Stockholders'
	Common Stock		Additional	Development	Equity/
	Shares	Amount	paid-in capital	Stage	(Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss	-	-	-	(11,148)	(11,148)

Balance at December 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss	-	-	-	(14,844)	(14,844)

Balance at December 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Proceeds of private placement September 10, 2007			1,500,000		1,500,000

Units issued Sept. 10, 2007 @$8.00 per unit	5,375,000	538	42,999,462		43,000,000

Units issued Sept. 11, 2007 @$8.00 per unit	375,000	37	2,999,963		3,000,000

Expenses of the Offering			(4,581,967)		(4,581,967)

Less shares subject to possible redemption			(8,609,194)		(8,609,194)

Net Income			-	150,493	150,493

Balance at December 31, 2007	7,000,000	700	34,323,139	124,501	34,448,340

Issuance of 185,000 warrants May 21, 2008			783,860		783,860

Net Loss			-	(1,362,727)	(1,362,727)

Balance at December 31, 2008	7,000,000	$700	$35,106,999	$(1,238,226)	$33,869,473

See notes to consolidated financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Consolidated Statements of Cash Flows

			For the cumulative
	Year Ended		period from
	December 31, 2008	December 31, 2007	May 10, 2005 (Inception) - December 31, 2008

Cash flow from operating activities
Net income/(loss)	$(1,362,727)	$150,493	$(1,238,226)
Adjustments to reconcile income/(loss) to net cash used in operating activities:
Non-cash compensation related to the issuance of warrants	783,860	-	783,860
Net interest income	(761,373)	(565,230)	(1,326,603)
(Increase)/decrease in prepaid expenses	68,319	(87,871)	(19,552)
(Increase)/decrease in deferred income tax asset	(137,390)	(57,610)	(195,000)
Increase/(decrease) in taxes payable	(16,416)	300,796	284,380
Increase/(decrease) in accounts payable and accrued expenses	548,350	30,959	598,399
Net cash provided by/(used in) operating activities	(877,377)	(228,463)	(1,112,742)

Cash flows from investment activities
Payment to trust account	-	(45,160,000)	(45,160,000)
Interest drawn from trust account	1,074,351	207,647	1,281,998
Net cash provided by/(used in) investing activities	1,074,351	(44,952,353)	(43,878,002)

Cash flows from financing activities
Proceeds from notes and advances payable, InterAmerican Advisors, LLC	-	36,000	141,000
Payments of notes and advances payable, InterAmerican Advisors, LLC	-	(141,000)	(141,000)
Proceeds from note payable	-	69,650	69,650
Payment of note payable	(46,734)	(22,916)	(69,650)
Payment of costs of public offering	(145,000)	(2,245,825)	(2,503,483)
Proceeds from private placement warrant sale	-	1,500,000	1,500,000
Proceeds from sale of shares of common stock	-	-	15,000
Proceeds from initial public offering	-	46,000,000	46,000,000
Net cash provided by (used in) financing activities	(191,734)	45,195,909	45,011,517

Net increase in cash	5,240	15,093	20,773
Cash at beginning of period	15,533	440	-
Cash at end of period	$20,773	$15,533	$20,773

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$-	$153,484	$8,484
Accrual of deferred underwriting fees	$-	$2,070,000	$2,070,000

Supplemental cash flow information:
Cash paid for interest	$3,411	$12,678	$16,089
Cash paid for income taxes	$265,792	$-	$265,792

See notes to consolidated financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Consolidated Financial Statements
December 31, 2008

1.	Organization, Business Operations and Summary of Significant Accounting Policies

Organization, Business Operations and Significant Accounting Policies

The consolidated financial statements include the accounts of InterAmerican Acquisition Group Inc. (the ‘‘Company’’) and its wholly-owned subsidiary, CNC Development Ltd. All intercompany transactions have been eliminated. The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business, as further described in Note 9 below. All activity through December 31, 2008 relates to the Company’s formation, the public offering and its efforts to identify and consummate a business combination as described below. In connection with the prospective acquisition of an operating business (as further described in Note 9) the Company formed its wholly-owned subsidiary, CNC Development Ltd. in the British Virgin Islands on August 11, 2008. CNC Development Ltd. was formed for the purpose of the business combination described in Note 9 and had no operations as of December 31, 2008. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

Net Income (loss) Per Common Share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits. The effect of the 5,750,000 outstanding warrants issued in connection with the Offering and the 1,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income/(loss) per share calculations for the year ended December 31, 2008 since such warrants are contingently exercisable. The effect of the 185,000 outstanding warrants issued on May 21, 2008 as described in Note 4 has not been considered in diluted income/(loss) per share calculations for the year ended December 31, 2008 since the effect would have been antidilutive.

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

Fair value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, FASB released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, FASB released Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will reclassify any non-controlling interests as a component of equity.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is our first quarter of 2009. Any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

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

The Company has agreed with the representative of the underwriters to use its best efforts to maintain the effectiveness of the registration statement applicable to the Warrants until their expiration. If the Company is unable to maintain the effectiveness of such registration statement until the expiration of the Warrants, and therefore is unable to deliver registered shares, the Company will not be required to net cash settle the Warrants and the Warrants may become worthless.

3.	Trust Account

Investments held in trust at December 31, 2008 are invested in a money market fund meeting conditions of the Investment Company Act of 1940. Continental Stock Transfer and Trust Company is the trustee and the trust account is maintained by the trustee at JP Morgan Chase New York Bank. The Company is permitted to draw up to $950,000 of after-tax interest to meet its needs for operating expenses and working capital. The Company is also permitted to draw from interest earned on the Trust Account without restriction to pay taxes. The reconciliation of investments held in trust as of December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007

Contribution to trust	$45,160,000	45,160,000
Interest income received	1,282,415	426,573
Accrued interest income	44,190	138,657
Withdrawals to pay taxes	(408,900)	(7,500)
Withdrawals to fund operations (a)	(873,100)	(200,147)
Investments and accrued interest held in trust	$45,204,605	$45,517,583

(a) Limited to $950,000

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following components as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007

Amounts due for offering-related expenses	$8,484	$153,484
Other	598,399	50,049

Total	$606,883	$203,533

5.	Notes Payable

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

6.	Fair Value of Financial Instruments

Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements.  Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities;
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data;
Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Investments (including accrued interest) held in trust	$45,204,605	$45,204,605	$-	$-

Total assets	$45,204,605	$45,204,605	$-	$-

The Company’s restricted funds held in trust, including accrued interest, are invested as described in Note 3 above and this investment is considered to be highly liquid and easily tradable.

7.	Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering. The statement of Operations for the year ended December 31, 2008, the year ended December 31, 2007 and the period from May 10, 2005 (inception) to December 31, 2008 includes $83,667, $36,333 and $120,000 respectively related to this agreement.

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

We issued to certain of our founding stockholders warrants to purchase an aggregate of 185,000 shares of our common stock, pursuant to agreements dated as of May 21, 2008. Subsequently, as required by Amendment No. 1 to the stock purchase agreement, the recipients have agreed to cancel 129,150 of those warrants upon consummation of the Business Combination described in Note 9; as of December 31, 2008 all such warrants remained outstanding and none were exercised. Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a Business Combination is consummated in 2008 or 90 days after the consummation of a Business Combination if such Business Combination occurs in 2009 or (y) September 4, 2009. The warrants are subject to the same restrictions as the original shares held by the Company’s founding stockholders, including the restriction from selling or transferring the warrants, or any common stock underlying them, until September 4, 2009 (the “Restricted Period”). During the Restricted Period, no sale or transfer or other disposition of the warrants, or any common stock underlying them, can be made except for certain limited exceptions as set forth in the warrant agreements. The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The value of the warrants was determined by our board of directors to be $783,860 ($4.24 per warrant) based on an assessment of fair value provided by a third-party appraiser who utilized a Black-Scholes model, although the assumptions used as inputs in the Black-Scholes model (volatility, risk-free rates and expected term) are not considered significant since variations of these assumptions have little to no effect on the fair value, the resulting fair value of the warrant being the differential between the fair value of the underlying share and the exercise price of the warrant. The fair value of the common share underlying the warrant was discounted for post-vesting restrictions. As noted above, neither the warrants or the underlying common shares can be sold or transferred, except for limited circumstances during the Restriction Period and the common shares have no rights to the amounts in the Trust Account upon liquidation. The discounts for the post-vesting restrictions were estimated by applying a probability to our successful completion of a Business Combination and discounting the resulting value for trading restrictions and illiquidity following the prospective exercise of the options. A tax deduction for such expense will be available to us at such time as the options are exercised by the holders (if ever). If we successfully conclude a Business Combination, we believe that the exercise of the options is highly likely. However, because of uncertainty about the exercise of the options, we have taken a reserve of 100% for deferred taxes associated with the option expense.

8.	Stockholders’ Equity

Common Stock

On December 7, 2005, the Company effected a 2-for-5 reverse stock split of its shares of common stock. On April 26, 2006, the Company effected a 1.25-for-1 stock split of its shares of common stock. On May 26, 2006, the Company effected a 1.44-for-1 stock split of its shares of common stock. On June 27, 2007, the Company effected a 1-for-2.16 reverse stock split of its shares of common stock. All references in the accompanying financial statements to the number of shares of common stock and income (loss) per share have been retroactively restated to reflect these transactions.  At December 31, 2008, a total of 6,935,000 shares of common stock were reserved for issuance upon the exercise of outstanding warrants.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007

Current:
Federal	$190,034	$122,155
State	54,200	35,533
Deferred:
Federal	(137,390)	(57,610)
State	-	-

Total	$106,844	$100,078

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

The effect of the temporary differences that make up the deferred tax assets are as follows:

	December 31, 2008	December 31, 2007

Effect of expenses deferred for purposes of calculating income tax	808,940	67,563
Valuation allowance	(613,940)	(9,953)
Total	$195,000	$57,610

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal tax rate to income before provision for income taxes as follows:

	Period ended December 31, 2008	Period ended December 31, 2007

Statutory federal income tax rate	(34.0)%	34.0%
State and local income tax rate	(5.8)%	5.9%
Effect of permanent differences	0.1%	0.0%
Change in valuation allowance	48.2%	0.0%

Effective income tax rate	8.5%	39.9%

Because of limitations on loss carrybacks applicable to state income taxes, the Company recorded a valuation reserve for all of its deferred state tax assets at December 31, 2008 and December 31, 2007. In recognition that it may not be able to recover its federal deferred tax asset in excess of federal taxes previously paid, the Company recorded a valuation allowance sufficient to meet this condition for federal tax assets at December 31, 2008.  There was no valuation allowance against federal deferred tax assets at December 31, 2007.

There have been no audits of the Company’s tax returns since inception and all years remain open to examination.

10.	Proposed Merger

Effective May 15, 2008, the Company became party to a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung, Limited, a privately-held company based in the British Virgin Islands that provides city planning, infrastructure development, urban land improvement, and older-city redevelopment to municipalities in China (“Sing Kung”). The stock purchase agreement was amended as of November 28, 2008. Sing Kung was formed in the British Virgin Islands in 2007 for the sole purposes of acquiring a 100% interest in Century City Infrastructure Co. Ltd. (“Century City”). Century City was also formed in 2007 and registered as a wholly-owned foreign enterprise in China, for the purpose of acquiring a 100% interest in Shanghai New Century City Development, Ltd. (“SNC”), which is the entity through which Sing Kung conducts most of its business in China. The acquisition of SNC by Century City was completed on December 8, 2008, but prior thereto (from December 27, 2007) Century City controlled and had a 100% economic interest in SNC as a result of agreements that executed between Century City and the SNC stockholders.

Pursuant to the stock purchase agreement, as amended, IAG formed a subsidiary, CNC Development Ltd. (“CNC”) in the British Virgin Islands on August 11, 2008. Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement calls for the simultaneous redomestication of IAG from the State of Delaware to the British Virgin Islands, through a merger of the Company into CNC. The Sing Kung stockholders that are party to the stock purchase agreement will receive in the aggregate (i) 19,843,417shares of CNC common stock plus (ii) the right to receive an additional 12.4 million shares if the following net income targets are met in each of the years shown below:

Year ending December 31,	Net Income

2009	$56,000,000
2010	$80,000,000
2011	$112,000,000
2012	$151,200,000

CNC also intends to make an exchange offer of one share of CNC common stock for each of the remaining 2,548,718 Sing Kung common shares and 2,915,000 preferred shares that are held by Sing Kung Stockholders who are not parties to the stock purchase agreement. If all such shareholders who are not party to the stock purchase agreement participate in the exchange offer, they will receive an aggregate of 3,761,844 common CNC shares. The acquisition is expected to be consummated in the second quarter of 2009, after the required approval by the Company’s stockholders and the fulfillment of certain other closing conditions. Following the closing of the transaction, the post-transaction public company will be renamed China New City Construction Co. Ltd. In addition, the Company will seek to list its shares on The NASDAQ Stock Market.

Recent changes in market conditions have increased the risk the acquisition of Sing Kung cannot be completed on the terms set forth in the stock purchase agreement, as amended.

The Company has incurred and expensed approximately $637,881 of costs related to the proposed transaction with Sing Kung as of December 31, 2008. For a more complete discussion of our proposed Business Combination, see our proxy statement/prospectus on Form S-4, as amended.

11.	Liquidity

In addition to those initial proceeds not deposited in the trust fund, we are permitted to deduct up to $950,000 of interest income from the trust fund to fund our working capital requirements and the costs of pursuing a Business Combination. Additional withdrawals from interest earned on the trust fund are permitted to pay taxes. As of December 31, 2008 we had withdrawn $873,100 of the amount permitted for working capital purposes, leaving $76,900 to be withdrawn if there is sufficient interest income to do so. As of December 31, 2008, we had liabilities, other than taxes payable and deferred underwriting fees, net of cash, equal to $606,883, an amount that exceeds the sum of our cash held outside of the trust plus our potential available working capital draw by $509,210. Despite this working capital deficiency, based on the arrangements we have made with certain of our vendors and advisors for payment following the consummation of the Sing Kung stock purchase if it is consummated, we believe we have sufficient resources to complete the transaction if it is approved by our stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAN ACQUISITION GROUP, INC.

By:	/s/ William C. Morro
Name: William C. Morro Title: Chairman, Chief Executive Officer and Chief Financial Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.