Form 10-Q
period 2009-03-31
InterAmerican Acquisition Group Inc
filed 2009-05-08
CIK 1328494

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Yes    ☒       No    ☐

There were 7,000,000 shares of the Registrant’s Common Stock issued and outstanding on May 8, 2009.

InterAmerican Acquisition Group Inc.
(a development stage enterprise)

CONTENTS

Page
Part I: Financial information:

Item I - Financial Statements:	2

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited)
and December 31, 2008	2

Condensed Consolidated Statements of Operations for the Three months ended
March 31, 2009 and 2008, and for the period May 10, 2005 (inception) through
March 31, 2009 (Unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the period
May 10, 2005 (inception) to March 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2009 and 2008, and for the period May 10, 2005 (inception) through
March 31, 2009 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 - Controls and Procedures	19

Part II: Other Information

Item 1 – Legal Proceedings	20

Item 1A – Risk Factors	20

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 - Defaults on Senior Securities	21

Item 4 – Submission of Matters to a Vote of Security Holders	21

Item 5 – Other Information	21

Item 6 - Exhibits	22

Signatures	23

Certifications

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Consolidated Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
Current Assets:
Cash	$5,321	$20,773
Investment and accrued interest - trust account	45,178,115	45,204,605
Prepaid expense	35,647	19,552
Total current assets	45,219,083	45,244,930
Deferred tax asset	195,000	195,000

Total Assets	$45,414,083	$45,439,930

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses (including amounts payable to related parties of $80,508 and $51,844 for March 31, 2009 and December 31, 2008 respectively)	$685,589	$606,883
Note payable	11,144	-
Income and capital taxes payable	333,459	284,380
Deferred underwriting fees	2,070,000	2,070,000

Total Current Liabilities	3,100,192	2,961,263

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(1,149,425 shares at redemption value) (Note 1)	8,609,194	8,609,194

Stockholders' Equity
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 90,000,000 shares
Issued and outstanding 7,000,000 shares at March 31, 2009 and December 31, 2008 (which includes 1,149,425 shares subject to possible redemption)	700	700
Additional paid-in capital	35,106,999	35,106,999
Deficit accumulated during the development stage	(1,403,002)	(1,238,226)
Total Stockholders' Equity	33,704,697	33,869,473

Total Liabilities and Stockholders Equity	$45,414,083	$45,439,930

See notes to unaudited consolidated condensed financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Consolidated Condensed Statements of Operations
(Unaudited)

			For the cumulative
	Three months Ended		period from
	March 31, 2009	March 31, 2008	May 10, 2005 (Inception) - March 31, 2009

Interest income	$67,511	$271,949	$1,394,114

Expenses
Formation costs	-	-	4,775
General and administrative expenses	220,006	230,775	2,556,063
Interest expense	77	773	17,152

Total Expenses	220,083	231,548	2,577,990

Net profit/(loss) before income tax provision	(152,572)	40,401	(1,183,876)

Provision for income taxes	12,204	16,136	219,126

Net income/(loss)	$(164,776)	$24,265	$(1,403,002)

Weighted average shares outstanding - basic and diluted	7,000,000	7,000,000	3,550,545

Net earnings/(loss) per share - basic and diluted	$(0.02)	$0.00	$(0.40)

See notes to unaudited consolidated condensed financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Consolidated Condensed Statement of Stockholders' Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through March 31, 2009

				Income/(Deficit)
				Accumulated
				During the	Stockholders'
	Common Stock		Additional	Development	Equity/
	Shares	Amount	paid-in capital	Stage	(Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss				(11,148)	(11,148)

Balance at December 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss				(14,844)	(14,844)

Balance at December 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Proceeds of private placement September 10, 2007			1,500,000		1,500,000

Units issued Sept. 10, 2007 @$8.00 per unit	5,375,000	538	42,999,462		43,000,000

Units issued Sept. 11, 2007 @$8.00 per unit	375,000	37	2,999,963		3,000,000

Expenses of the Offering			(4,581,967)		(4,581,967)

Less shares subject to possible redemption			(8,609,194)		(8,609,194)

Net Income				150,493	150,493

Balance at December 31, 2007	7,000,000	700	34,323,139	124,501	34,448,340

Issuance of 185,000 warrants May 21, 2008			783,860		783,860

Net Loss				(1,362,727)	(1,362,727)

Balance at December 31, 2008	7,000,000	$700	$35,106,999	$(1,238,226)	$33,869,473
Unaudited:
Net loss				$(164,776)	(164,776)

Balance at March 31, 2009	7,000,000	$700	$35,106,999	$(1,403,002)	$33,704,697

See notes to unaudited consolidated condensed financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Consolidated Condensed Statements of Cash Flows
(Unaudited)

			For the cumulative
	Three months ended		period from
	March 31, 2009	March 31, 2008	May 10, 2005 (Inception) - March 31, 2009

Cash flow from operating activities
Net income/(loss)	$(164,776)	$24,265	$(1,403,002)
Adjustments to reconcile income/(loss) to net cash used in operating activities:
Non-cash compensation related to the issuance of warrants	-	-	783,860
Net interest income	(67,511)	(271,949)	(1,394,114)
(Increase)/decrease in prepaid expenses	(16,095)	19,103	(35,647)
Increase in deferred income tax asset	-	(76,706)	(195,000)
Increase/(decrease) in taxes payable	49,079	(169,060)	333,459
Increase in accounts payable and accrued expenses	78,706	134,860	677,105
Net cash provided by/(used in) operating activities	(120,597)	(339,487)	(1,233,339)

Cash flows from investment activities
Payment to trust account	-	-	(45,160,000)
Interest drawn from trust account	94,001	562,351	1,375,999
Net cash provided by/(used in) investing activities	94,001	562,351	(43,784,001)

Cash flows from financing activities
Proceeds from notes and advances payable, InterAmerican Advisors, LLC	-	-	141,000
Payments of notes and advances payable, InterAmerican Advisors, LLC	-	-	(141,000)
Proceeds from notes payable	16,716	-	86,366
Payment of notes payable	(5,572)	(23,129)	(75,222)
Payment of costs of public offering	-	(75,000)	(2,503,483)
Proceeds from private placement warrant sale	-	-	1,500,000
Proceeds from sale of shares of common stock	-	-	15,000
Proceeds from initial public offering	-	-	46,000,000
Net cash provided by (used in) financing activities	11,144	(98,129)	45,022,661

Net Increase in cash	(15,452)	124,735	5,321
Cash at beginning of period	20,773	15,533	-
Cash at end of period	$5,321	$140,268	$5,321

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$-	$78,484	$8,484
Accrual of deferred underwriting fees	$-	$-	$2,070,000

Supplemental cash flow information:
Cash paid for interest	$77	$773	$16,166
Cash paid for income taxes	$-	$158,292	$265,792

See notes to unaudited consolidated condensed financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009

1.	Basis of Presentation, Organization, Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of InterAmerican Acquisition Group Inc. (the ‘‘Company’’) and its wholly-owned subsidiary, CNC Development Ltd. All intercompany transactions have been eliminated.  The consolidated financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008, and for the period from May 10, 2005 (inception) to March 31, 2009 (cumulative), are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of March 31, 2009 and the results of its consolidated operations and cash flows for the three months ended March 31, 2009 and 2008 and for the period from May 10, 2005 (inception) to March 31, 2008 (cumulative).  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The condensed balance sheet at December 31, 2008 and the statement of stockholders’ equity for the period ended December 31, 2005 and the years ended December 31, 2006, 2007 and 2008 have been derived from audited financial statements.  The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosures relating to the Company’s financial statements and accounting principles.

Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business, as further described in Note 10 below. All activity through March 31, 2009 relates to the Company’s formation, the public offering and its efforts to identify and consummate a business combination as described below. In connection with the prospective acquisition of an operating business (as further described in Note 10) the Company formed its wholly-owned subsidiary, CNC Development Ltd., in the British Virgin Islands on August 11, 2008. CNC Development Ltd. was formed for the purpose of the business combination described in Note 10 and had no operations as of March 31, 2009. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 2). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the Offering of units, consisting of one share of the Company’s common stock and one redeemable common stock purchase warrant (the “Units”) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial merger, acquisition, asset purchase or other such transaction (a “Business Combination”) with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds was deposited in a trust account (the “Trust Account”), as further described in Note 2, until the earlier of (i) the consummation of an initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all third parties the Company engages for services rendered to it or products sold to it (which includes, for example, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s two executive officers, William Morro and Dr. Richard Sinkin have severally (but not jointly) agreed that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to the Company or products sold to the Company (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the Trust Account, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the Trust Account and only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account. The indemnification provided by Messrs. Morro and Sinkin would not cover tort claims brought against the Company for some unforeseen event, claims against the Company brought by a target business for breach of contract, or breach of a confidentiality agreement with a potential target. The Company will bring an action against either of its executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to the Company in the director and officer questionnaires provided to the Company in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), the Company currently believes that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, the Company has not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the Company’s public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 released to the Company to fund its working capital), due to claims of such creditors. The remaining net proceeds (not held in the Trust Account) and interest income earned on the funds in the Trust Account of up to $950,000, after tax, is permitted to be and has been released to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company has signed a definitive agreement for the acquisition of a target business (Note 10) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and special advisors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,250,000 founding shares of common stock (as well as any shares included in units purchased in the Offering or in the aftermarket) in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account (inclusive of the funds held in the trust account for the benefit of the underwriters and the proceeds from management’s warrant purchase but net of taxes payable and net of interest earned up to a maximum amount of $950,000 that was permitted to be released from the trust account to meet working capital needs), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in our initial public offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Therefore, a portion of the net proceeds from the Offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible redemption.

The Company’s amended and restated certificate of incorporation provides for the liquidation of the Trust Account as part of any plan of dissolution and distribution of the Company, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to complete the Business Combination described in Note 10 within that period. This factor, along with the liquidity factors described in Note 11, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These liquidation provisions, which are also contained in the agreement governing the Trust Account, cannot be amended without the affirmative vote of 100% of the Public Stockholders, nor can the certificate of incorporation be amended without the affirmative vote of 95% of the shares sold in the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants, as defined below, contained in the Units issued in the Offering discussed in Note 2).

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (loss) Per Common Share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits. The effect of the 5,750,000 outstanding warrants issued in connection with the Offering and the 1,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income/(loss) per share calculations for the three months ended March 31, 2009 since such warrants are contingently exercisable. The effect of the 185,000 outstanding warrants issued on May 21, 2008 as described in Note 7 has not been considered in diluted income/(loss) per share calculations for the three months ended March 31, 2009 since the effect would have been antidilutive.

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

Fair value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2009 and December 31, 2008.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application was permitted until our fiscal year beginning January 1, 2009. The Company adopted the remaining provisions of SFAS No. 157 as of January 1, 2009 and has determined that it has no material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, FASB released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.   SFAS 141R was adopted by the Company as of January 1, 2009 and will have an impact to the Company for any acquisitions on or after January 1, 2009.

In December 2007, FASB released Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Adoption of SFAS 160 by the Company as of January 1, 2009 did not result in the reclassification of any non-controlling interests as a component of equity and did not have a material impact on the Company’s financial position.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is our first quarter of 2009. Any outstanding instrument at the date of adoption required a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of EITF 07-5 as of January 1, 2009 did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Investments held in trust at March 31, 2009 are invested in a money market fund meeting conditions of the Investment Company Act of 1940. Continental Stock Transfer and Trust Company is the trustee and the trust account is maintained by the trustee at JP Morgan Chase New York Bank. The Company is permitted to draw up to $950,000 of after-tax interest to meet its needs for operating expenses and working capital. The Company is also permitted to draw from interest earned on the Trust Account without restriction to pay taxes. The reconciliation of investments held in trust as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008

Contribution to trust	$45,160,000	$45,160,000
Interest income received	1,376,314	1,282,415
Accrued interest income	17,801	44,190
Withdrawals to pay taxes	(426,000)	(408,900)
Withdrawals to fund operations (a)	(950,000)	(873,100)
Investments and accrued interest held in trust	$45,178,115	$45,204,605

(a) Limited to $950,000

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following components as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Amounts due for offering-related expenses	$8,484	$8,484
Other	677,105	598,399

Total	$685,589	$606,883

5.	Notes Payable

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

Effective September 9, 2007, the Company entered into an unsecured financing agreement for its D&O insurance premiums with an unaffiliated finance company in the amount of $69,650 and an annualized interest rate of 7.07%. The first principal payment of $22,916 was paid in November 2007 and the second principal payment of $23,129 was paid in February 2008 and the final principal payment of $23,605 was paid in May 2008.

Effective March 4, 2009, the Company entered into an unsecured financing agreement for its D&O insurance premiums with an unaffiliated finance company in the amount of $16,716 and an annualized interest rate of 8.25%. The first principal payment of $5,572 was paid in March 2009 and the second and third principal payments of $5,572 each are payable in May 2009 and June 2009 respectively.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Investments (including accrued interest) held in trust	$45,178,115	$45,178,115	$-	$-

Total assets	$45,178,115	$45,178,115	$-	$-

The Company’s restricted funds held in trust, including accrued interest, are invested as described in Note 3 above and this investment is considered to be highly liquid and easily tradable.

7.	Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering. The statement of Operations for the three months ended March 31, 2009 and 2008 and the period from May 10, 2005 (inception) to March 31, 2009 includes $0, $30,000 and $120,000 respectively related to this agreement.

Pursuant to letter agreements dated June 27, 2007 with the Company and the representative for the underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Immediately prior to the consummation of the Offering on September 10, 2007, Sintrim Capital Corp., an affiliate of InterAmerican Capital Partners II LLC, an entity wholly-owned by certain of the Company’s executive officers, together with one of the Company’s special advisors, purchased 1,000,000 warrants from the Company at a purchase price of $1.50 per warrant, for an aggregate purchase price of $1,500,000.  Each warrant entitles the holder to purchase one share of the Company’s common stock. Sintrim Capital Corp and one of the Company’s special advisors have further agreed that the warrants purchased by them pursuant to this agreement will not be sold or transferred, except to one or more affiliates, until after the Company has completed a Business Combination. The proceeds from the sale of the warrants was deposited into the Trust Account and is part of the amount payable to the Public Stockholders in the event of the liquidation of the Trust Account as part of the Company’s plan of dissolution and distribution. Similarly, the purchase price will become part of any redemption amount paid to redeeming stockholders. The warrant purchase agreement also grants certain registration rights to Sintrim Capital Corp., InterAmerican Capital Partners II LLC and one of the Company’s special advisors with respect to the warrants purchased and the shares of our common stock issuable upon exercise of the warrants.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to a registration rights agreement signed in connection with the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

We issued to certain of our founding stockholders warrants to purchase an aggregate of 185,000 shares of our common stock, pursuant to agreements dated as of May 21, 2008. Subsequently, as required by an amendment to the stock purchase agreement, with Sing Kung (as discussed in Note 10) the recipients have agreed to cancel 129,150 of those warrants upon consummation of the Business Combination with Sing Kung described in Note 10.  As of March 31, 2009 all such warrants remained outstanding and none were exercised. Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a Business Combination is consummated in 2008 or 90 days after the consummation of a Business Combination if such Business Combination occurs in 2009 or (y) September 4, 2009. The warrants are subject to the same restrictions as the original shares held by the Company’s founding stockholders, including the restriction from selling or transferring the warrants, or any common stock underlying them, until September 4, 2009 (the “Restricted Period”). During the Restricted Period, no sale or transfer or other disposition of the warrants, or any common stock underlying them, can be made except for certain limited exceptions as set forth in the warrant agreements. The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The value of the warrants was determined by our board of directors to be $783,860 ($4.24 per warrant) based on an assessment of fair value provided by a third-party appraiser who utilized a Black-Scholes model, although the assumptions used as inputs in the Black-Scholes model (volatility, risk-free rates and expected term) are not considered significant since variations of these assumptions have little to no effect on the fair value, the resulting fair value of the warrant being the differential between the fair value of the underlying share and the exercise price of the warrant. The fair value of the common share underlying the warrant was discounted for post-vesting restrictions. As noted above, neither the warrants or the underlying common shares can be sold or transferred, except for limited circumstances during the Restricted Period and the common shares have no rights to the amounts in the Trust Account upon liquidation. The discounts for the post-vesting restrictions were estimated by applying a probability to our successful completion of a Business Combination and discounting the resulting value for trading restrictions and illiquidity following the prospective exercise of the options. A tax deduction for such expense will be available to us at such time as the options are exercised by the holders (if ever). If we successfully consummate a Business Combination, we believe that the exercise of the options is highly likely. However, because of uncertainty about the exercise of the options, we have taken a reserve of 100% for deferred taxes associated with the option expense.

8.	Stockholders’ Equity

Common Stock

On December 7, 2005, the Company effected a 2-for-5 reverse stock split of its shares of common stock. On April 26, 2006, the Company effected a 1.25-for-1 stock split of its shares of common stock. On May 26, 2006, the Company effected a 1.44-for-1 stock split of its shares of common stock. On June 27, 2007, the Company effected a 1-for-2.16 reverse stock split of its shares of common stock. All references in the accompanying financial statements to the number of shares of common stock and income (loss) per share have been retroactively restated to reflect these transactions.  At March 31, 2009, a total of 6,935,000 shares of common stock were reserved for issuance upon the exercise of outstanding warrants.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9.	Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Current:
Federal	$9,496	$71,920
State	2,708	20,920
Deferred:
Federal	-	(76,704)
State	-	-

Total	$12,204	$16,136

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

The effect of the temporary differences that make up the deferred tax assets are as follows:

	March 31, 2009	December 31, 2008

Effect of expenses deferred for purposes of calculating income tax	$881,617	$808,940
Valuation allowance	(686,617)	(613,940)
Total	$195,000	$195,000

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal tax rate to income before provision for income taxes as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Statutory federal income tax rate	(34.0)%	34.0%
State and local income tax rate	(5.8)%	5.9%
Effect of permanent differences	0.1%	0.0%
Change in valuation allowance	47.7%	0.0%

Effective income tax rate	8.0%	39.9%

Because of limitations on loss carrybacks applicable to state income taxes, the Company recorded a valuation reserve for all of its deferred state tax assets at March 31, 2009 and December 31, 2008. In recognition that it may not be able to recover its federal deferred tax asset in excess of federal taxes previously paid, the Company recorded a valuation allowance sufficient to meet this condition for federal tax assets at March 31, 2009.

There have been no audits of the Company’s tax returns since inception and all years remain open to examination.

10.	Proposed Merger

Effective May 15, 2008, the Company entered into a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung, Limited, a privately-held company based in the British Virgin Islands that provides city planning, infrastructure development, urban land improvement, and older-city redevelopment to municipalities in China (“Sing Kung”). The stock purchase agreement was amended as of November 28, 2008. Sing Kung was formed in the British Virgin Islands in 2007 for the sole purposes of acquiring a 100% interest in Century City Infrastructure Co. Ltd. (“Century City”). Century City was also formed in 2007 and registered as a wholly-owned foreign enterprise in China, for the purpose of acquiring a 100% interest in Shanghai New Century City Development, Ltd. (“SNC”), which is the entity through which Sing Kung conducts most of its business in China. The acquisition of SNC by Century City was completed on December 8, 2008, but prior thereto (from December 27, 2007) Century City controlled and had a 100% economic interest in SNC as a result of executed agreements between Century City and the SNC stockholders.

Pursuant to the stock purchase agreement, as amended, IAG formed a wholly-owned subsidiary, CNC Development Ltd. (“CNC”) in the British Virgin Islands on August 11, 2008. Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement calls for the simultaneous redomestication of IAG from the State of Delaware to the British Virgin Islands, through a merger of the Company into CNC. The Sing Kung stockholders that are parties to the stock purchase agreement will receive in the aggregate (i) 19,843,417 shares of CNC common stock plus (ii) the right to receive an additional 12.4 million shares if the following net income targets are met in each of the years shown below:

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

The Company has incurred and expensed approximately $734,477 of costs related to the proposed transaction with Sing Kung as of March 31, 2009. For a more complete discussion of our proposed Business Combination, see our proxy statement/prospectus on Form S-4, as amended.

11.	Liquidity

In addition to those initial proceeds not deposited in the trust fund, we are permitted to withdraw up to $950,000 of interest income from the trust fund to fund our working capital requirements and the costs of pursuing a Business Combination. Additional withdrawals from interest earned on the trust fund are permitted to pay taxes. As of March 31, 2009 we had withdrawn all of the $950,000 of the amount permitted for working capital purposes.  As of March 31, 2009, we had liabilities, other than taxes payable and deferred underwriting fees, net of cash, equal to $691,412. Despite this working capital deficiency, based on the arrangements we have made with certain of our vendors and advisors for payment following the consummation of the Sing Kung stock purchase if it is consummated, we believe we have sufficient resources to complete the transaction if it is approved by our stockholders before approximately the end of June 2009.

If the Business Combination with Sing Kung is not consummated, we will not have sufficient available funds (outside of the trust fund) to operate through September 10, 2009, or to pursue an alternative transaction without needing to raise additional funds from our officers, directors, stockholders or other available sources. We have no commitments for such borrowings at this time and there is no assurance that we will be able to raise additional funds needed to meet the expenditures required for operating our business beyond the expected date for consummation of the Sing Kung acquisition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form l0-Q including, without limitation,  statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

The Company was formed on May 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.  Effective May 15, 2008, we entered into a definitive stock purchase agreement with Sing Kung and that agreement was subsequently amended as further described below.  There can be no assurance that the Company will be able to complete a transaction with Sing Kung, or any other target business.

Recent Developments/Proposed Merger

Effective May 15, 2008, the Company entered into a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung. Pursuant to the stock purchase agreement, as amended, the Company formed a wholly-owned subsidiary, CNC in the British Virgin Islands on August 11, 2008. Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement requires the simultaneous redomestication of the Company from the State of Delaware to the British Virgin Islands, through a merger of the Company into CNC. The Sing Kung stockholders that are parties to the stock purchase agreement will receive in the aggregate (i) 19,843,417 shares of CNC common stock plus (ii) the right to receive an additional 12.4 million shares if the following net income targets are met in each of the years shown below:

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

Sing Kung is a privately-held company based in the British Virgin Islands that provides city planning, infrastructure development, urban land improvement, and older-city redevelopment to municipalities in China.  Sing Kung was formed in the British Virgin Islands in 2007 for the sole purpose of acquiring a 100% interest in Century City.  Century City was also formed in 2007 and registered as a wholly-owned foreign enterprise in China, for the purpose of acquiring a 100% interest in SNC, which was consummated in December 2008.

Results of Operations

For the three months ended March 31, 2009, we had a net loss of $164,776.  The net income earned for the three months ended March 31, 2008 of $24,265. The difference of $189,041 was due primarily to a reduction in net interest income earned during the period that was partially mitigated by a reduction in total expenditures.

Interest earned in our trust account for the three months ended March 31, 2009 was $67,511 as compared with $271,949 during the three months ended March 31, 2008.  The decline of $204,438 (75%) was due entirely to reductions in market interest rates for investment securities of the types that we are permitted to own in our trust account.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we may incur additional losses due to managements’ expenses relating to locating a target business to acquire.

Expenses during the three months ended March 31, 2009 totaled $232,287, a reduction of $15,397 (6.2%) as compared with total expenses of $247,684 during the three months ended March 31, 2008.  The reduction in expenses was the result of lower administrative costs associated with lower contractual payments to InterAmerican Advisors LLC ($30,000); reduced costs of maintaining our public filings, corporate standing and stockholder administrative matters ($18,983) due to efficiencies associated with preparation of our second annual report on Form 10-K; a lower franchise tax accrual ($2,625); reduced interest expense ($3,037); a smaller income tax provision ($3,932) and reductions in other miscellaneous expenses ($104).  Lower expenses in these areas were partially offset by the increase in expense of pursuing a business combination ($38,356); the expenditures associated with the commencement of investor relations activities ($3,759); higher trust administrative costs ($1,042); and increased expense accrual for D&O insurance ($127).

Total expenses during the quarter ended March 31, 2009 were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($45,814); administrative expense related to the trust ($3,622); D&O insurance ($16,650); franchise taxes ($36,875); costs associated with pursuing a business combination ($111,318); investor relations and communications expense ($3,759); interest ($77); other miscellaneous expenses ($1,968); and a provision for income taxes ($12,204).

Expenses during the three months ended March 31, 2008 were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($64,797); administrative expense related to the trust ($2,580); D&O insurance ($16,523); franchise taxes ($39,500); the InterAmerican Advisors LLC administrative fee ($30,000); costs associated with pursuing a business combination ($72,962); interest expense ($3,114); other miscellaneous expenses ($2,072); and a provision for income taxes ($16,136).

Financial Condition and Liquidity

The registration statement for our initial public offering (the “Offering”) was declared effective on September 4, 2007. We completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 2 to the financial statements). Our executive officers and directors have broad discretion with respect to the specific application of the net proceeds of this offering of Units and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial Business Combination with (or acquisition of) one or more operating businesses. See Note 10 to the financial statements for more information with respect to the Company’s proposed acquisition of Sing Kung.  Furthermore, there is no assurance that we will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds was placed in a Trust Account, and invested in money market funds meeting conditions of the Investment Company Act of 1940 or securities principally issued or guaranteed by the U.S. government until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against us.  Although we will seek to have vendors, providers of financing, if any, prospective target businesses and other entities it engages, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

In addition to those initial proceeds not deposited in the trust fund, we are permitted to withdraw up to $950,000 of interest income from the trust fund to fund our working capital requirements and the costs of pursuing a business combination.  Additional withdrawals from interest earned on the trust fund are permitted to pay taxes.  As of March 31, 2009 we had withdrawn all $950,000 of the amount permitted for working capital purposes.  As of March 31, 2009 we had liabilities, other than taxes payable and deferred underwriting fees, net of cash, equal to $691,412.

Because we have exhausted the funds we are permitted to withdraw for working capital, we have had to enter into contingent payment arrangements with various vendors in order to meet the requirements necessary to consummate a business combination with Sing Kung. Pursuant to those arrangements, participating vendors will be paid upon consummation of a business combination. Utilizing this mechanism we believe that we will have sufficient funds to complete the Sing Kung transaction if it can be consummated before approximately the end of June 2009, however, there can be no assurance that the resources available to us will be sufficient for this purpose. If not, we will be forced to raise additional capital or be forced to liquidate. We have not identified any sources of additional capital and there is no assurance that we would be able to obtain such additional capital if required.

If we are unable to proceed with the Sing Kung transaction, we will not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding another suitable business combination without securing additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable if and when needed to consummate a particular business combination, we would be compelled to liquidate.

Over the time period from March 31, 2009 to September 10, 2009, we currently anticipate incurring additional expenses for the following purposes:

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

If we are unable to consummate the Sing Kung transaction or another suitable business combination by September 10, 2009 (or such earlier time as our working capital funds are exhausted), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit price in the Offering because of the underwriting commissions and expenses related thereto and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the funds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus on Form 424(b)(3), filed on September 5, 2007, which could materially affect our business, financial condition or future results and in our Annual Report on Form 10-K for the year ended December 31, 2008.  The risks described in our Prospectus and Annual Report are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Other than risks specifically associated with the Sing Kung stock purchase and our limited liquidity as discussed above under the heading “Financial Condition and Liquidity”, there have been no material changes from the risk factors previously disclosed on Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we have filed a joint proxy statement/prospectus on Form S-4 dated as of December 19, 2008 in connection with seeking stockholder approval for the Sing Kung stock purchase and it provides additional information on the risks particular to such business combination.  The referenced joint proxy statement/prospectus on Form S-4  has not yet been declared effective and it remains subject to change.

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

We also consummated the simultaneous private sale of 1,000,000 warrants at a price of $1.50 per warrant, pursuant to the exemption from registration under Section 4(2) of the Securities Act, generating total proceeds of approximately $1,500,000. The warrants were purchased by Sintrim Capital Corp. and one of our special advisors. The insider warrants are identical to the warrants included in the units sold in the initial public offering except that the insider warrants (i) will be exercisable on a cashless basis, (ii) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current and (iii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the insider warrants will not be sold or transferred by them (except in certain cases) until the consummation of our business combination.

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

We issued to certain of our founding stockholders warrants to purchase an aggregate of 185,000 shares of our common stock, pursuant to agreements dated as of May 21, 2008. A copy of the form of agreement with such founding stockholders was filed on a Form 8-K on May 23, 2008.  As a result of the issuance of the warrants, if such warrants are exercised, the founding stockholders would have a twenty percent (20%) beneficial ownership interest in us before giving effect to the exercise of the warrants included with the units issued in our initial public offering and the private placement warrants purchased contemporaneously by affiliates of our management and one of our special advisors.   Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a business combination is consummated in 2008 or 90 days after the consummation of a business combination if such business combination occurs in 2009 or (y) September 4, 2009.  The warrants are subject to the same restrictions as the original shares held by the Company’s founding stockholders, including the restriction from selling or transferring the warrants, or any common stock underlying them, until September 4, 2009 (the “Restricted Period”).  During the Restricted Period, no sale or transfer or other disposition of the warrants, or any common stock underlying them, can be made except for certain limited exceptions as set forth in the warrant agreements.  The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  To satisfy a condition in Amendment No. 1 to the stock purchase agreement with Sing Kung, our board of directors has authorized, and the holders of the management warrants have agreed, to a rescission of 129,150 of the management warrants prior to the closing of the Sing Kung transaction, assuming that such closing occurs.

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

INTERAMERICAN ACQUISITION GROUP INC.

Dated: May 8, 2009	By:	/s/ William C. Morro
Name: William C. Morro Title: Chief Executive Officer