Form 10-Q
period 2009-06-30
InterAmerican Acquisition Group Inc
filed 2009-08-18
CIK 1328494

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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
Yes    ☒       No    ☐

There were 7,000,000 shares of the Registrant’s Common Stock issued and outstanding on August 18, 2009.

InterAmerican Acquisition Group Inc.
(a development stage enterprise)

CONTENTS

Page
Part I: Financial information:

Item I - Financial Statements:	1

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
and December 31, 2008	1

Condensed Consolidated Statements of Operations for the three months and six months
Ended June 30, 2009 and 2008, and for the period May 10, 2005 (inception) through
June 30, 2009 (Unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity/(Deficiency) for the period
May 10, 2005 (inception) to June 30, 2009 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2009 and 2008, and for the period May 10, 2005 (inception) through
June 30, 2009 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 - Controls and Procedures	20

Part II: Other Information

Item 1 – Legal Proceedings	21

Item 1A – Risk Factors	21

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 - Defaults on Senior Securities	22

Item 4 – Submission of Matters to a Vote of Security Holders	23

Item 5 – Other Information	23

Item 6 - Exhibits	23

Signatures	24

Certifications

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)

ASSETS
Current Assets:
Cash	$539	$20,773
Investment and accrued interest - trust account	45,196,203	45,204,605
Prepaid expense	18,243	19,552
Total current assets	45,214,985	45,244,930
Deferred tax asset	195,000	195,000

Total Assets	$45,409,985	$45,439,930

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses (including amounts payable to related parties of $83,327 and $51,844 for June 30, 2009 and December 31, 2008 respectively)	$698,826	$606,883
Notes payable	-	-
Income and capital taxes payable	369,821	284,380
Deferred underwriting fees	2,070,000	2,070,000

Total Current Liabilities	3,138,647	2,961,263

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(1,149,425 shares at redemption value) (Note 1)	8,609,194	8,609,194

Stockholders' Equity
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value
Authorized 90,000,000 shares
Issued and outstanding 7,000,000 shares at June 30, 2009 and December 31, 2008 (which includes 1,149,425 shares subject to possible redemption)	700	700
Additional paid-in capital	35,106,999	35,106,999
Deficit accumulated during the development stage	(1,445,555)	(1,238,226)
Total Stockholders' Equity	33,662,144	33,869,473

Total Liabilities and Stockholders Equity	$45,409,985	$45,439,930

See notes to unaudited condensed consolidated financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the cumulative
	Three months Ended		Six Months Ended		period from
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	May 10, 2005 (Inception) - June 30, 2009

Interest income	$35,589	$200,496	$103,099	472,445	$1,429,702

Expenses
Formation costs	-	-	-	-	4,775
General and administrative expenses	78,500	1,018,719	298,507	1,249,494	2,634,564
Interest expense	154	298	230	1,071	17,305

Total Expenses	78,654	1,019,017	298,737	1,250,565	2,656,644
Net loss before income tax provision	(43,065)	(818,521)	(195,638)	(778,120)	(1,226,942)

(Benefit)/provision for income taxes	(513)	(48,091)	11,691	(31,955)	218,613

Net loss	$(42,552)	$(770,430)	$(207,329)	$(746,165)	$(1,445,555)

Weighted average shares outstanding - basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000	3,758,014

Net loss per share - basic and diluted	$(0.01)	$(0.11)	$(0.03)	$(0.11)	$(0.38)

See notes to unaudited condensed consolidated financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed ConsolidatedStatement of Stockholders' Equity/(Deficiency)
For the period from May 10, 2005 (Inception) through June 30, 2009

				Income/(Deficit)
				Accumulated
	Common Stock		Additional	During the	Stockholders'
	Shares	Amount	paid-in capital	Development Stage	Equity/(Deficiency)

Common shares issued May 26, 2005 at $0.01 per share	1,250,000	$125	$14,875	$-	$15,000

Net Loss				(11,148)	(11,148)

Balance at December 31, 2005	1,250,000	125	14,875	(11,148)	3,852

Net Loss				(14,844)	(14,844)

Balance at December 31, 2006	1,250,000	125	14,875	(25,992)	(10,992)

Proceeds of private placement September 10, 2007			1,500,000		1,500,000

Units issued Sept. 10, 2007 @$8.00 per unit	5,375,000	538	42,999,462		43,000,000

Units issued Sept. 11, 2007 @$8.00 per unit	375,000	37	2,999,963		3,000,000

Expenses of the Offering			(4,581,967)		(4,581,967)

Less shares subject to possible redemption			(8,609,194)		(8,609,194)

Net Income				150,493	150,493

Balance at December 31, 2007	7,000,000	700	34,323,139	124,501	34,448,340

Issuance of 185,000 warrants May 21, 2008			783,860		783,860

Net Loss				(1,362,727)	(1,362,727)

Balance at December 31, 2008	7,000,000	$700	$35,106,999	$(1,238,226)	$33,869,473
Unaudited:
Net loss				$(207,329)	(207,329)

Balance at June 30, 2009	7,000,000	$700	$35,106,999	$(1,445,555)	$33,662,144

See notes to unaudited condensed consolidated financial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the cumulative
	Six months ended		period from
	June 30, 2009	June 30, 2008	May 10, 2005 (Inception) - June 30, 2009

Cash flow from operating activities
Net loss	$(207,329)	$(746,165)	$(1,445,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation related to the issuance of warrants			783,860
Net interest income	(103,099)	(472,447)	(1,429,702)
(Increase)/decrease in prepaid expenses	1,309	38,331	(18,243)
Increase in deferred income tax asset	-	(190,729)	(195,000)
Increase/(decrease) in taxes payable	85,441	(176,326)	369,821
Increase in accounts payable and accrued expenses	91,943	197,246	690,342
Net cash used in operating activities	(131,735)	(566,230)	(1,244,477)

Cash flows from investment activities
Payment to trust account	-	-	(45,160,000)
Interest drawn from trust account	111,501	760,353	1,393,499
Net cash provided by/(used in) investing activities	111,501	760,353	(43,766,501)

Cash flows from financing activities
Proceeds from notes and advances payable, InterAmerican Advisors, LLC	-	-	141,000
Payments of notes and advances payable, InterAmerican Advisors, LLC			(141,000)
Proceeds from notes payable	16,716	-	86,366
Payment of notes payable	(16,716)	(46,734)	(86,366)
Payment of costs of public offering	-	(100,000)	(2,503,483)
Proceeds from private placement warrant sale	-	-	1,500,000
Proceeds from sale of shares of common stock	-	-	15,000
Proceeds from initial public offering	-	-	46,000,000
Net cash provided by (used in) financing activities	-	(146,734)	45,011,517

Net (Decrease)/Increase in cash	(20,234)	47,389	539
Cash at beginning of period	20,773	15,533	-
Cash at end of period	$539	$62,922	$539

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$-	$53,484	$8,484
Accrual of deferred underwriting fees	$-	$-	$2,070,000

Supplemental cash flow information:
Cash paid for interest	$230	$1,071	$16,319
Cash paid for income taxes	$-	$265,792	$265,792

See notes to unaudited condensed consolidatedfinancial statements

InterAmerican Acquisition Group Inc.
(a corporation in the development stage)

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009

1.	Basis of Presentation, Organization, Business Operations and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of InterAmerican Acquisition Group Inc. (the ‘‘Company’’) and its wholly-owned subsidiary, CNC Development Ltd. All intercompany transactions have been eliminated.  The consolidated financial statements at June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008, and for the period from May 10, 2005 (inception) to June 30, 2009 (cumulative), are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of June 30, 2009 and the results of its consolidated operations and cash flows for the three months and six months ended June 30, 2009 and 2008 and for the period from May 10, 2005 (inception) to June 30, 2009 (cumulative).  Management of the Company has reviewed subsequent events through the date of this filing, August 18, 2009.   Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The condensed consolidated balance sheet at December 31, 2008 and the condensed consolidated statement of stockholders’ equity for the period ended December 31, 2005 and the years ended December 31, 2006, 2007 and 2008 have been derived from audited financial statements.  The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosures relating to the Company’s financial statements and accounting principles.

Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on May 10, 2005 as a blank check company whose objective is to acquire an operating business, as further described in Note 10 below. All activity through June 30, 2009 relates to the Company’s formation, the public offering and its efforts to identify and consummate a business combination as described below. In connection with the prospective acquisition of an operating business (as further described in Note 10) the Company formed its wholly-owned subsidiary, CNC Development Ltd., in the British Virgin Islands on August 11, 2008. CNC Development Ltd. was formed for the purpose of the business combination described in Note 10 and had no operations as of June 30, 2009. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on September 4, 2007. The Company completed the Offering, including the exercise of the underwriter’s overallotment option, on September 10, 2007 and September 11, 2007, and received net proceeds of approximately $41.4 million, which is net of $2,070,000 of deferred underwriting discounts (as described in Note 2). The Company’s executive officers and directors have broad discretion with respect to the specific application of the net proceeds of the Offering of units, consisting of one share of the Company’s common stock and one redeemable common stock purchase warrant (the “Units”) and the private placement of 1,000,000 warrants that occurred immediately prior to completion of the Offering (the “Private Placement”), although substantially all of the net proceeds of the Offering and Private Placement are intended to be generally applied toward consummating an initial merger, acquisition, asset purchase or other such transaction (a “Business Combination”) with (or acquisition of) one or more operating businesses. Furthermore, there is no assurance that the Company will be able to successfully consummate an initial Business Combination. An amount of $45,160,000, which includes $1,500,000 relating to the sale of warrants in the Private Placement and $2,070,000 deferred payment to the underwriters in the Offering, of the net proceeds was deposited in a trust account (the “Trust Account”), as further described in Note 2, until the earlier of (i) the consummation of an initial Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all third parties the Company engages for services rendered to it or products sold to it (which includes, for example, lawyers, investment bankers, consultants and analysts), prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s two executive officers, William Morro and Dr. Richard Sinkin have severally (but not jointly) agreed that they will be personally liable, severally (but not jointly), which means they will be personally liable only for 60% and 40% respectively (as an example, if there is a valid third party claim of $1,000,000, Mr. Morro will be responsible for $600,000 of such claim and Dr. Sinkin will be responsible for $400,000 of such claim), to pay claims of third parties that are owed money for services rendered to the Company or products sold to the Company (which includes, for example, accountants, lawyers, investment bankers, consultants and analysts) that would reduce the amount of the Trust Account, provided that such third party has not executed a valid and enforceable waiver to rights or claims against the Trust Account and only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account.  The  indemnification provided by Messrs. Morro and Sinkin is limited as further described in Note 12 and would not cover tax claims, tort claims brought against the Company for some unforeseen event, claims against the Company brought by a target business for breach of contract or claims for breach of a confidentiality agreement with a potential target.  The Company will bring an action against either of its executive officers in the event that such individual asserts that he is not able to cover any of the indemnified expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. The Company will bring an action against either of its executive officers in the event that such individual asserts that he is not able to cover any of the expenses that would deplete the trust proceeds or that either is not liable pursuant to their indemnification obligations as described above. Based on the information provided to the Company in the director and officer questionnaires provided to the Company in connection with the Offering as well as the representations as to their accredited investor status (as such term is defined in Regulation D), the Company currently believes that such persons are of substantial means and capable of funding their indemnity obligations. However, because the amount of any such indemnification obligations cannot be estimated, the Company has not asked Messrs. Morro or Sinkin to reserve for such an eventuality and there can be no assurance that they will satisfy their indemnification obligations if and when they arise. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the Company’s public stockholders and the per-share liquidation price could be less than approximately $7.85, plus interest (net of taxes payable and net of interest earned on the trust account up to a maximum amount of $950,000 released to the Company to fund its working capital) due to claims of such creditors, including claims related to amounts authorized to be expended in accordance with the resolution described in Note 12. The remaining net proceeds (not held in the Trust Account) and interest income earned on the funds in the Trust Account of up to $950,000, after tax, is permitted to be and has been released to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The Company has signed a definitive agreement for the acquisition of a target business (Note 10) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and special advisors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,250,000 founding shares of common stock (as well as any shares included in units purchased in the Offering or in the aftermarket) in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period after giving effect to stock splits and reverse stock splits. The effect of the 5,750,000 outstanding warrants issued in connection with the Offering and the 1,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted loss per share calculations for the six months ended June 30, 2009 since such warrants are contingently exercisable. The effect of the 185,000 outstanding warrants issued on May 21, 2008 as described in Note 7 has not been considered in diluted loss per share calculations for the six months ended June 30, 2009 since the effect would have been antidilutive.

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

Fair value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2009 and December 31, 2008, based upon the short term nature of the account.

Recent Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.   SFAS 141R was adopted by the Company as of January 1, 2009 and will have an impact to the Company for any acquisitions on or after January 1, 2009.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Adoption of SFAS 160 by the Company as of January 1, 2009 did not result in the reclassification of any non-controlling interests as a component of equity and will have an impact to the Company for any acquisition on or after January 1, 2009.

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

Investments held in trust at June 30, 2009 are invested in a money market fund meeting conditions of the Investment Company Act of 1940. Continental Stock Transfer and Trust Company is the trustee and the trust account is maintained by the trustee at JP Morgan Chase New York Bank. The Company is permitted to draw up to $950,000 of interest to meet its needs for operating expenses and working capital and to incur additional unindemnified obligations as described in Note 12. The Company is also permitted to draw from interest earned on the Trust Account without restriction to pay taxes. The reconciliation of investments held in trust as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008

Contribution to trust	$45,160,000	$45,160,000
Interest income received	1,420,260	1,282,415
Accrued interest income	9,443	44,190
Withdrawals to pay taxes	(443,500)	(408,900)
Withdrawals to fund operations (a)	(950,000)	(873,100)
Investments and accrued interest held in trust	$45,196,203	$45,204,605

(a) Limited to $950,000

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following components as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Amounts due for offering-related expenses	$8,484	$8,484
Other	$690,342	598,399

Total	$698,826	$606,883

5.	Notes Payable

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

Effective March 4, 2009, the Company entered into an unsecured financing agreement for its D&O insurance premiums with an unaffiliated finance company in the amount of $16,716 and an annualized interest rate of 8.25%. The first principal payment of $5,572 was paid in March 2009 and the second and third principal payments of $5,572 were paid in May 2009 and June 2009 respectively.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

	June 30, 2009
	Total	Level 1	Level 2	Level 3

Investments (including accrued interest) held in trust	$45,196,203	$45,196,203	$-	$-

Total assets	$45,196,203	$45,196,203	$-	$-

The Company’s restricted funds held in trust, including accrued interest, are invested as described in Note 3 above and this investment is considered to be highly liquid and easily tradable.

7.	Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services for up to 12 months commencing on the effective date of the Offering. The Statement of Operations for the six months ended June 30, 2009 and 2008 and the period from May 10, 2005 (inception) to June 30, 2009 includes $0, $60,000 and $120,000 respectively related to this agreement.

Pursuant to letter agreements dated June 27, 2007 with the Company and the representative for the underwriters, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Immediately prior to the consummation of the Offering on September 10, 2007, Sintrim Capital Corp., an affiliate of InterAmerican Capital Partners II LLC, an entity wholly-owned by certain of the Company’s executive officers, together with one of the Company’s special advisors, purchased 1,000,000 warrants from the Company at a purchase price of $1.50 per warrant, for an aggregate purchase price of $1,500,000.  Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $5.00 per share.  Sintrim Capital Corp and one of the Company’s special advisors have further agreed that the warrants purchased by them pursuant to this agreement will not be sold or transferred, except to one or more affiliates, until after the Company has completed a Business Combination. The proceeds from the sale of the warrants was deposited into the Trust Account and is part of the amount payable to the Public Stockholders in the event of the liquidation of the Trust Account as part of the Company’s plan of dissolution and distribution. Similarly, the purchase price will become part of any redemption amount paid to redeeming stockholders. The warrant purchase agreement also grants certain registration rights to Sintrim Capital Corp., InterAmerican Capital Partners II LLC and one of the Company’s special advisors with respect to the warrants purchased and the shares of our common stock issuable upon exercise of the warrants.

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

We issued to certain of our founding stockholders warrants to purchase an aggregate of 185,000 shares of our common stock, pursuant to agreements dated as of May 21, 2008. Subsequently, as required by an amendment to the stock purchase agreement, with Sing Kung (as discussed in Note 10) the recipients have agreed to cancel 129,150 of those warrants upon consummation of the Business Combination with Sing Kung described in Note 10.  As of June 30, 2009 all such warrants remained outstanding and none were exercised. Under the terms of the May 21, 2008 warrant agreements, the warrants are immediately exercisable at an exercise price of $.01 and expire on the earlier of (x) January 31, 2009 if a Business Combination is consummated in 2008 or 90 days after the consummation of a Business Combination if such Business Combination occurs in 2009 or (y) September 4, 2009. The warrants are subject to the same restrictions as the original shares held by the Company’s founding stockholders, including the restriction from selling or transferring the warrants, or any common stock underlying them, until September 4, 2009 (the “Restricted Period”). During the Restricted Period, no sale or transfer or other disposition of the warrants, or any common stock underlying them, can be made except for certain limited exceptions as set forth in the warrant agreements. The issuance of the warrants on May 21, 2008 was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The warrants and underlying common stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The value of the warrants was determined by our board of directors to be $783,860 ($4.24 per warrant) based on an assessment of fair value provided by a third-party appraiser who utilized a Black-Scholes model, although the assumptions used as inputs in the Black-Scholes model (volatility, risk-free rates and expected term) are not considered significant since variations of these assumptions have little to no effect on the fair value, the resulting fair value of the warrant being the differential between the fair value of the underlying share and the exercise price of the warrant. The fair value of the common share underlying the warrant was discounted for post-vesting restrictions. As noted above, neither the warrants or the underlying common shares can be sold or transferred, except for limited circumstances during the Restricted Period and the common shares have no rights to the amounts in the Trust Account upon liquidation. The discounts for the post-vesting restrictions were estimated by applying a probability to our successful completion of a Business Combination and discounting the resulting value for trading restrictions and illiquidity following the prospective exercise of the options. A tax deduction for such expense will be available to us at such time as the options are exercised by the holders (if ever). If we successfully consummate a Business Combination, we believe that the exercise of the options is highly likely. However, because of uncertainty about the exercise of the options, we have taken a reserve of 100% for deferred taxes associated with the option expense.

8.	Stockholders’ Equity

Common Stock

On December 7, 2005, the Company effected a 2-for-5 reverse stock split of its shares of common stock. On April 26, 2006, the Company effected a 1.25-for-1 stock split of its shares of common stock. On May 26, 2006, the Company effected a 1.44-for-1 stock split of its shares of common stock. On June 27, 2007, the Company effected a 1-for-2.16 reverse stock split of its shares of common stock. All references in the accompanying financial statements to the number of shares of common stock and income (loss) per share have been retroactively restated to reflect these transactions.  At June 30, 2009, a total of 6,935,000 shares of common stock were reserved for issuance upon the exercise of outstanding warrants.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9.	Income Taxes

The provision for income taxes consists of the following:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Current:
Federal	$9,097	$123,417
State	2,594	35,357
Deferred:
Federal	-	(190,729)
State	-	-

Total	$11,691	$(31,955)

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

The effect of the temporary differences that make up the deferred tax assets are as follows:

	June 30, 2009	December 31, 2008

Effect of expenses deferred for purposes of calculating income tax	$898,192	$808,940
Valuation allowance	$(703,192)	(613,940)
Total	$195,000	$195,000

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal tax rate to income before provision for income taxes as follows:

	Six months ended June 30, 2009	Six months ended June 30, 2008

Statutory federal income tax rate	(34.0)%	(34.0)%
State and local income tax rate	(5.8)%	(5.8)%
Effect of permanent differences	0.1%	0.1%
Change in valuation allowance	45.6%	43.9%

Effective income tax rate	(5.9)%	4.1%

Because of limitations on loss carrybacks applicable to state income taxes, the Company recorded a valuation reserve for all of its deferred state tax assets at June 30, 2009 and December 31, 2008. In recognition that it may not be able to recover its federal deferred tax asset in excess of federal taxes previously paid, the Company recorded a valuation allowance sufficient to meet this condition for federal tax assets at June 30, 2009.

There have been no audits of the Company’s tax returns since inception and all years remain open to examination.

10.	Proposed Acquisition

Effective May 15, 2008, the Company entered into a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung, Limited, a privately-held company based in the British Virgin Islands that provides city planning, infrastructure development, urban land improvement, and older-city redevelopment to municipalities in China (“Sing Kung”). The stock purchase agreement was amended as of November 28, 2008 and July 17, 2009. Sing Kung was formed in the British Virgin Islands in 2007 for the sole purposes of acquiring a 100% interest in Century City Infrastructure Co. Ltd. (“Century City”). Century City was also formed in 2007 and registered as a wholly-owned foreign enterprise in China, for the purpose of acquiring a 100% interest in Shanghai New Century City Development, Ltd. (“SNC”), which is the entity through which Sing Kung conducts most of its business in China. The acquisition of SNC by Century City was completed on December 8, 2008, but prior thereto (from December 27, 2007) Century City controlled and had a 100% economic interest in SNC as a result of executed agreements between Century City and the SNC stockholders.

Pursuant to the stock purchase agreement, as amended, the Company formed a subsidiary, CNC Development Ltd. (“CNC”) in the British Virgin Islands on August 11, 2008. Upon the closing of the acquisition, subject to the approval of the Company’s stockholders, the stock purchase agreement requires for the simultaneous redomestication of the Company from the State of Delaware to the British Virgin Islands, through a merger of the Company into CNC and the exchange of 0.1850734 shares of CNC common stock and 0.8857955 shares of CNC Class A Preferred stock for each share of the Company’s common stock. The Sing Kung stockholders that are parties to the stock purchase agreement will receive in the aggregate (i) 19,843,417shares of CNC common stock plus (ii) the right to receive up to an additional 10.3 million shares of CNC common stock if the following net income targets are met in each of the years shown below:

Year ending December 31,	Net Income

2009	$15,000,000
2010	$19,500,000
2011	$25,350,000
2012	$32,955,000
2013	$42,841,500

CNC also intends to make an exchange offer of 0.422200 shares of CNC common stock for each of the remaining 2,548,718 shares of Sing Kung common stock and 1.842727 shares of CNC Class A Preferred stock for each of the 2,915,000 shares of Sing Kung preferred stock that are held by Sing Kung stockholders who are not parties to the stock purchase agreement. If all such stockholders who are not parties to the stock purchase agreement participate in the exchange offer, they will receive an aggregate of 1,076,070 shares of CNC common stock and 5,371,548 shares of CNC Class A Preferred stock respectively. The acquisition is expected to be consummated in the third quarter of 2009, after the required approval by the Company’s stockholders and the fulfillment of certain other closing conditions.  Following the closing of the transaction, the post-transaction public company will be renamed China New City Construction Co. Ltd. In addition, the Company will seek to list its shares on The NASDAQ Stock Market.

The Company’s proxy statement/prospectus on Form S-4 related to the Sing Kung transaction was declared effective by the Securities and Exchange Commission on August 7, 2009 and a stockholder vote for stockholders of record as of August 5, 2009 has been scheduled for August 27, 2009.  Recent changes in market conditions and the limited time remaining until the Company’s liquidation deadline have increased the risk the acquisition of Sing Kung cannot be timely completed on the terms set forth in the stock purchase agreement, as amended.  For a more complete discussion of the Company’s proposed Business Combination, see the Company’s final proxy statement/prospectus filed with the Securities and Exchange Commission on August 10, 2009.

The Company has incurred and expensed approximately $764,443 of costs related to the proposed transaction with Sing Kung as of June 30, 2009.

11.	Liquidity

In addition to those initial proceeds not deposited in the trust fund, we are permitted to withdraw from the trust account up to $950,000 of interest income from the trust fund to fund our working capital requirements and the costs of pursuing a Business Combination. Additional withdrawals from interest earned on the trust fund are permitted to pay taxes. As of June 30, 2009 we had withdrawn all of the $950,000 of the amount permitted for working capital purposes.  As of June 30, 2009, we had liabilities, other than taxes payable and deferred underwriting fees, net of cash, equal to $698,287. Despite this working capital deficiency, based on the arrangements we have made with certain of our vendors and advisors for payment following the consummation of the Sing Kung stock purchase if it is consummated, the authorization to expend limited additional corporate funds as further described in Note 12 and assurances by Sing Kung that it will make limited non-recourse advances to us, we believe we have sufficient resources to complete the transaction if it is approved by our stockholders.

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

12.	Subsequent Events

Effective July 17, 2009, the stock purchase agreement with Sing Kung was amended.  The revised terms are reflected in the description of the transaction incorporated in Note 10.

In connection with its approval of Amendment No. 2 to the stock purchase agreement and its conclusion that continued pursuit of the Sing Kung transaction would be in the best interest of its stockholders, the independent members of the Company’s board of directors approved the use of up to $200,000 of corporate funds, in addition to the $950,000 previously authorized to be used in pursuit of a business combination and for working capital purposes.  Expenditure of the additional funds is authorized for the sole purpose of meeting incremental, non-contingent costs incurred after July 20, 2009 to pursue the Transaction and would not be subject to indemnification by the Company’s officers to repay claims of vendor creditors that diminish the funds held in the trust account.

Sing Kung funded non-recourse advances of $53,900 and $33,404 on July 22, 2009 and August 10, 2009, respectively.

Our proxy statement/prospectus on Form S-4 related to the Sing Kung transaction was declared effective on August 7, 2009 by the Securities and Exchange Commission and a final proxy statement/prospectus was filed on August 10, 2009.  A special meeting of stockholders was set for August 27, 2009 at which stockholders of record as of August 5, 2009 will vote on the Sing Kung transaction and other matters described in the meeting notice.

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

Recent Developments/Proposed Acquisition

Effective May 15, 2008, the Company entered into a definitive stock purchase agreement to acquire 89.6% of the fully-diluted shares of Sing Kung, Limited, a privately-held company based in the British Virgin Islands that provides city planning, infrastructure development, urban land improvement, and older-city redevelopment to municipalities in China (“Sing Kung”). The stock purchase agreement was amended as of November 28, 2008 and July 17, 2009. Sing Kung was formed in the British Virgin Islands in 2007 for the sole purposes of acquiring a 100% interest in Century City Infrastructure Co. Ltd. (“Century City”). Century City was also formed in 2007 and registered as a wholly-owned foreign enterprise in China, for the purpose of acquiring a 100% interest in Shanghai New Century City Development, Ltd. (“SNC”), which is the entity through which Sing Kung conducts most of its business in China. The acquisition of SNC by Century City was completed on December 8, 2008, but prior thereto (from December 27, 2007) Century City controlled and had a 100% economic interest in SNC as a result of executed agreements between Century City and the SNC stockholders.

Year ending December 31,	Net Income

2009	$15,000,000
2010	$19,500,000
2011	$25,350,000
2012	$32,955,000
2013	$42,841,500

CNC also intends to make an exchange offer of 0.422200 shares of CNC common stock for each of the remaining 2,548,718 shares of Sing Kung common stock and 1.842727 shares of CNC Class A Preferred stock for each of the 2,915,000 shares of Sing Kung preferred stock that are held by Sing Kung stockholders who are not parties to the stock purchase agreement. If all such stockholders who are not party to the stock purchase agreement participate in the exchange offer, they will receive an aggregate of 1,076,070 shares of CNC common stock and 5,371,548 shares of CNC Class A Preferred stock respectively. The acquisition is expected to be consummated in the third quarter of 2009, after the required approval by the Company’s stockholders and the fulfillment of certain other closing conditions.  Following the closing of the transaction, the post-transaction public company will be renamed China New City Construction Co. Ltd. In addition, the Company will seek to list its shares on The NASDAQ Stock Market.

Prior to the closing of the acquisition, the amended stock purchase agreement requires us to reduce the number of shares of the Company’s common stock outstanding (including the management warrants issued on May 21, 2008 and described above) to a total of 7,055,850. To satisfy this condition, our board of directors has authorized, and the holders of the management warrants have agreed, to a rescission of 129,150 of the management warrants prior to the closing of the Sing Kung transaction.  The amended stock purchase agreement requires the Company to reduce the number of the Company’s outstanding warrants issued in its IPO and the private placement immediately prior thereto to 5,750,000 from the 6,750,000 currently outstanding.  To meet this condition, the purchasers of the 1,000,000 insider warrants issued in a private placement prior to the Company’s IPO (described below in Item 2 of Part II) have agreed to cancellation if their warrants if warrants issued in the IPO cannot be otherwise acquired by the Company on acceptable terms.

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

Results of Operations

For the three months and six months ended June 30, 2009, we had a net loss of $42,552 and $207,329 respectively.  We had a net loss for the three and six months ended June 30, 2008 of $770,430 and of $746,165 respectively.   The reduction in losses for the three- and six-month periods ended June 30, 2009 and 2008 of $727,878 and $538,836 respectively were due primarily to reductions in net interest income that were partially mitigated by reductions in total expenditures and the absence in the first six months of 2009 of warrant issuance costs.

Interest earned in our trust account for the three and six months ended June 30, 2009 was $35,589 and $103,099 as compared with $200,496 and $472,445 during the three and six months ended June 30, 2008.  The declines of $164,907 (82%) and $369,346 (78%) for the three- and six-month periods respectively were due entirely to reductions in market interest rates for investment securities of the types that we are permitted to own in our trust account.  Until we enter into a business combination, we will not have revenues other than interest earned on the funds held in trust and we may incur additional losses due to managements’ expenses relating to locating a target business to acquire.

Expenses during the three months ended June 30, 2009 totaled $78,654, a reduction of $156,503 (67%) as compared with total expenses of $235,157 during the three months ended June 30, 2008 before giving effect to warrant issuance costs incurred in May 2008 of $783,860 that were not incurred in the second quarter of 2009.  The reduction in expenses was partially the result of lower administrative costs associated with lower contractual payments to InterAmerican Advisors LLC ($30,000) and lower costs of maintaining our public filings, corporate standing and stockholder and trust administrative and insurance matters ($48,817) due to cost containment efforts. In addition, we curtailed costs related to pursuing the business combination with Sing Kung (including related investor relations expenses) pending restatement of the Sing Kung financial statements, which reduced such expenses by $78,605 during the second quarter.  Lower interest and miscellaneous expenses in the second quarter of 2009 ($1,656) were offset by an increase in the franchise tax accrual of $2,575.

Total expenses during the quarter ended June 30, 2009 were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($14,579); administrative expense related to the trust ($3,211); D&O insurance ($16,716); franchise taxes ($36,875); costs associated with pursuing a business combination ($2,448); investor relations and communications expense ($4,000); interest ($154); other miscellaneous expenses ($671).  In addition, our provision for income taxes amounted to a benefit of $513.

Expenses during the quarter ended June 30, 2008 totaled $1,019,017 and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($65,015); administrative expense related to the trust ($2,705); D&O insurance ($16,522); franchise taxes ($34,300); the InterAmerican Advisors LLC administrative fee ($30,000); costs associated with pursuing a business combination ($83,853); interest expense ($298); other miscellaneous expenses ($2,464); and $783,860 was incurred during the quarter as a result of the issuance of warrants to our management, directors and a special advisor (as described below in Part II Item 2:  Unregistered sales of equity securities and use of proceeds).  Our provision for income taxes amounted to a benefit of $48,091.

Expenses during the six months ended June 30, 2009 totaled $298,737, a reduction of $167,968 (36%) as compared with total expenses of $466,705 during the six months ended June 30, 2008 before giving effect to warrant issuance costs incurred in May 2008 of $783,860 that were not incurred in the first half of 2009.  The reduction in expenses was partially the result of lower administrative costs associated with lower contractual payments to InterAmerican Advisors LLC ($60,000) and lower costs of maintaining our public filings, corporate standing and stockholder and trust administrative and insurance matters ($81,468) due to cost containment efforts. In addition, we curtailed costs related to pursuing the business combination with Sing Kung (including related investor relations expenses) pending restatement of the Sing Kung financial statements, which reduced such expenses by $24,769 during the second quarter. Lower interest ($841) and miscellaneous expenses ($840) together with a reduced franchise tax accrual ($50) in the first six months of 2009, as compared with 2008, made up the balance of the difference.

Total expenses during the six months ended June 30, 2009 were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($47,897); administrative expense related to the trust ($6,833); D&O insurance ($33,366); franchise taxes ($73,750); costs associated with pursuing a business combination ($126,562); investor relations and communications expense ($7,459); interest ($230); other miscellaneous expenses ($2,640). We also recorded a provision for income taxes of $11,691.

Expenses during the six months ended June 30, 2008 totaled ($1,250,565) and were comprised of: costs associated with maintaining our public filings, corporate standing and stockholder administrative matters, including legal and accounting fees ($131,233); administrative expense related to the trust ($5,285); D&O insurance ($33,046); franchise taxes ($73,800); the InterAmerican Advisors LLC administrative fee ($60,000); costs associated with pursuing a business combination, including related investor-relations costs ($158,790); interest expense ($1,071); other miscellaneous expenses ($3,480);and. $783,860 incurred during the quarter as a result of the issuance of options to our management, directors and a special advisor (as described below in Part II Item 2:  Unregistered sales of equity securities and use of proceeds).  Our provision for income taxes amounted to a benefit of $31,955.

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

In addition to those initial proceeds not deposited in the trust fund, we are permitted to withdraw up to $950,000 of interest income from the trust fund to fund our working capital requirements and the costs of pursuing a business combination.  Additional withdrawals from interest earned on the trust fund are permitted to pay taxes.  As of June 30, 2009 we had withdrawn all $950,000 of the amount permitted for working capital purposes.  As of June 30, 2009 we had liabilities, other than taxes payable and deferred underwriting fees, net of cash, equal to $698,287.

Because we have exhausted the funds we are permitted to withdraw for working capital, we have had to enter into contingent payment arrangements with various vendors and taken other steps in order to meet the requirements necessary to consummate a business combination with Sing Kung. Pursuant to the contingent arrangements with participating vendors, such vendors will be paid upon consummation of a business combination. We have also solicited financial assistance from Sing Kung to help us meet our liquidity shortfall.  Without making any specific commitment with respect to amount, Sing Kung has agreed to make limited non-recourse advances as it deems minimally necessary to allow us to continue to pursue the transaction.  Sing Kung made non-recourse advances for this purpose of $53,900 and $33,404 on July 22, 2009 and August 10, 2009, respectively.  In addition, the independent members of the Company’s board of directors approved the use of up to $200,000 of corporate funds, in addition to the $950,000 previously authorized, to be used in pursuit of a business combination and for working capital purposes.  Expenditure of the additional funds is authorized for the sole purpose of meeting incremental, non-contingent costs incurred after July 20, 2009 to pursue the Sing Kung transaction and would not be subject to indemnification by the Company’s officers to repay claims of vendor creditors that diminish the funds held in the trust account.  Utilizing these mechanisms we believe that we will have sufficient funds to complete the Sing Kung transaction if it is approved by our stockholders, however, there can be no assurance that the resources available to us will be sufficient for this purpose. If not, we will be forced to raise additional capital or be forced to liquidate. We have not identified any sources of additional capital and there is no assurance that we would be able to obtain such additional capital if required.

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

Over the time period from June 30, 2009 to September 10, 2009, we currently anticipate incurring additional expenses for the following purposes:

•	legal, accounting and other expenses attendant to consummating the Sing Kung transaction;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and
•	working capital, director and officer liability insurance premiums and reserves.

If the Sing Kung acquisition is approved by our stockholders, we expect to use all or substantially all of the proceeds held in trust, other than the deferred portion of the underwriter’s fee, to pay a dividend of $4.85 per share to our public stockholders (who do not exercise their conversion rights with respect to the Company shares) and to acquire Sing Kung, although there is no assurance that we will be successful in doing so.

If we are unable to consummate the Sing Kung transaction by September 10, 2009 (or such earlier time as our working capital funds are exhausted), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount will be less than the initial per unit price in the Offering because of the underwriting commissions and expenses related thereto and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the funds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our final prospectus on Form 424(b)(3), filed on September 5, 2007, which could materially affect our business, financial condition or future results and in our Annual Report on Form 10-K for the year ended December 31, 2008.  The risks described in our Prospectus and Annual Report are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Other than risks specifically associated with the Sing Kung stock purchase and our limited liquidity as discussed above under the heading “Financial Condition and Liquidity”, there have been no material changes from the risk factors previously disclosed on Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we have filed a proxy statement/prospectus on Form S-4 that was declared effective on August 7, 2009 in connection with seeking stockholder approval for the Sing Kung stock purchase and it provides additional information on the risks particular to such business combination.  A final joint proxy statement/prospectus was filed as of August 10, 2009.

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

We also consummated the simultaneous private sale of 1,000,000 warrants at a price of $1.50 per warrant, pursuant to the exemption from registration under Section 4(2) of the Securities Act, generating total proceeds of approximately $1,500,000. The warrants were purchased by Sintrim Capital Corp. and one of our special advisors. The insider warrants are identical to the warrants included in the units sold in the initial public offering except that the insider warrants (i) will be exercisable on a cashless basis, (ii) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current and (iii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the insider warrants will not be sold or transferred by them (except in certain cases) until the consummation of our business combination.  To meet the requirements of amended stock purchase agreement with Sing Kung, the purchasers of the insider warrants have agreed to the cancellation of their warrants issued in our IPO if such warrants cannot be acquired by us on acceptable terms.

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

Dated:  August 18, 2009